Form 10-Q
period 1996-06-29
PRINTWARE INC
filed 1996-08-07
CIK 801529

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        June 29, 1996

Commission file Number                2-0729

                      PRINTWARE, INC.
(Exact name of registrant as specified in its charter.)

          Minnesota                   41-1522267
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)     Identification No.)

1270 Eagan Industrial Road, St. Paul, MN       55121
(Address of principal executive offices)     (Zip Code)

                      (612) 456-1400
   (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         YES [X]        NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

     Common Stock, no Par Value - 4,838,390 shares as of
August 7, 1996.

                      PART I - FINANCIAL INFORMATION
                      ITEM 1. - FINANCIAL STATEMENTS

                            PRINTWARE, INC.

                CONDENSED STATEMENTS OF OPERATIONS
          3 AND 6 MONTHS ENDED JUNE 29, 1996 AND JULY 1, 1995
                 DOLLARS IN THOUSANDS EXCEPT PER SHARE
                              (UNAUDITED)

                                      Three months ended  Six months ended
                                      June 29    July 1   June 29    July 1
                                       ______    ______    ______    ______
                                        1996      1995      1996      1995
                                       ______    ______    ______    ______
REVENUES FROM NON AFFILIATES           $  920    $1,357    $2,045    $2,364
REVENUES FROM AFFILIATES                  977     1,090     1,684     1,891
                                       ______    ______    ______    ______
TOTAL REVENUES                          1,897     2,447     3,729     4,255
COST OF REVENUES                        1,003     1,395     2,113     2,396
                                       ______    ______    ______    ______
Gross margin                              894     1,052     1,616     1,859

PERIOD COSTS:
  Research and development                174       170       353       376
  Selling, general and administrative     280       352       519       623
                                       ______    ______    ______    ______
    Total                                 454       522       872       999
                                       ______    ______    ______    ______
INCOME FROM OPERATIONS                    440       530       744       860
OTHER INCOME (EXPENSE):
  Interest expense                         --        (1)       --        (2)
  Interest and other income                47         9        81        18
                                       ______    ______    ______    ______
INCOME BEFORE INCOME TAXES                487       538       825       876
INCOME TAXES                               23        15        30        27
                                       ______    ______    ______    ______
NET INCOME                             $  464    $  523    $  795    $  849
                                       ______    ______    ______    ______
NET INCOME PER COMMON AND
 COMMON EQUIVALENT SHARE:              $  .13    $  .14    $  .21    $  .23
                                       ______    ______    ______    ______
WEIGHTED AVERAGE NUMBER OF
 COMMON AND COMMON EQUIVALENT
 SHARES OUTSTANDING                 3,701,346 3,679,641 3,701,346 3,679,641
                                    _________ _________ _________ _________

See notes to condensed financial statements.


                            PRINTWARE, INC.

                    CONDENSED BALANCE SHEETS
                 DOLLARS IN THOUSANDS EXCEPT PER SHARE
                              (UNAUDITED)

                                ASSETS

                                             June 29,           December 31,
                                               1996                1995
                                           ____________         ____________

CURRENT ASSETS:
  Cash and cash equivalents                    $ 3,323            $ 2,569
  Receivables from non affiliates                  257                511
  Receivables from affiliates                      264                263
  Inventories                                    1,805              1,727
  Prepaid expenses                                 107                 17
                                               _______            _______
    Total Current Assets                         5,756              5,087
PROPERTY AND EQUIPMENT, net of accumulated
 depreciation and amortization                     117                131

INTANGIBLE ASSETS, net of accumulated
 amortization                                       33                 34
                                               _______            _______
                                               $ 5,906            $ 5,252
                                               _______            _______


                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                             $   334            $   437
  Accrued expenses                                 382                469
  Deferred revenues                                 38                 29
                                               _______            _______
    Total Current Liabilities                      754                935

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred Stock, no specified par value;
   1,000,000 shares authorized;
   none issued and outstanding                      --                 --

  Common Stock, no par value, authorized
   15,000,000 shares: issued and outstanding
   3,630,685 shares at June 29, 1996;
   3,627,013 at December 31, 1995,
   respectively                                 15,555             15,514

  Accumulated deficit                          (10,403)           (11,197)
                                               _______            _______
    Total shareholders' equity                   5,152              4,317
                                               _______            _______

                                               $ 5,906            $ 5,252
                                               _______            _______

See notes to condensed financial statements.

                            PRINTWARE, INC.

                  CONDENSED STATEMENTS OF CASH FLOWS
              6 MONTHS ENDED JUNE 29, 1996 AND JULY 1, 1995
                           DOLLARS IN THOUSANDS
                              (UNAUDITED)

                                                June 29,        December 31,
                                                 1996               1995
                                                _______         ___________

OPERATING ACTIVITIES:
Net income                                      $  795             $  849
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                     61                 38
  Common Stock issued for services                   8                  8
  Changes in operating assets and liabilities:
    Receivables from non affiliates                254               (328)
    Receivables from affiliates                     (1)               138
    Inventories                                    (78)              (164)
    Prepaid expenses                               (90)                 2
    Accounts payable                              (103)               100
    Accrued expenses                               (87)               (13)
    Deferred revenues                                9               (154)
                                                ______             ______
     Net cash provided by
      operating activities                         768                476

INVESTING ACTIVITIES -
  Purchases of property and equipment              (17)                (5)

FINANCING ACTIVITIES -
  Proceeds from issuance of Common Stock             3                  1
                                                ______             ______
NET INCREASE IN CASH
 AND CASH EQUIVALENTS                              754                472
CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                             2,569                861
                                                ______             ______
CASH AND CASH EQUIVALENTS,
 END OF PERIOD                                  $3,323             $1,333
                                                ______             ______
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Cash paid during the period for:
    Interest                                    $   --             $    3
                                                ______             ______
    Income taxes                                $   30             $   27
                                                ______             ______

See notes to condensed financial statements.

                            PRINTWARE, INC.

                NOTES TO CONDENSED FINANCIAL STATEMENTS
          3 AND 6 MONTHS ENDED JUNE 29, 1996 AND JULY 1, 1995

1. INTERIM FINANCIAL INFORMATION

    The accompanying condensed balance sheet as of June 29, 1996 and the condensed statements of operations for the three and six months ended June 29, 1996 and July 1, 1995, the condensed statements of cash flows for the six months ended June 29, 1996 and July 1, 1995 and the interim information as of and for the six months ended June 29, 1996 appearing in the notes to condensed financial statements are unaudited. In the opinion of management, such unaudited financial statements include all adjustments, consisting of only normal, recurring accruals, necessary for a fair presentation thereof. The results of operations for any interim period are not necessarily indicative of the results for the year.

                                                June 29,       December 31,
                                                  1996            1995
                                               _________       ____________
2. RECEIVABLES FROM NON AFFILIATES:

Trade                                            $  284         $  533
Employees                                             1              3
Allowance for doubtful accounts                     (28)           (25)
                                                 ______         ______
Total receivables from non affiliates            $  257         $  511
                                                 ______         ______

3. INVENTORIES:

Raw materials                                    $  776         $  782
Work-in-process                                     295            165
Finished goods                                      734            780
                                                 ______         ______
Total inventories                                $1,805         $1,727
                                                 ______         ______

4. PROPERTY AND EQUIPMENT:

Office equipment                                 $  401         $  396
Software                                             99             94
Machinery and equipment                             233            226
Leasehold improvements                               75             75
Tooling and spares                                  334            334
Motor vehicles                                       10             10
                                                 ______         ______
Total property and equipment                      1,152          1,135
Less accumulated depreciation and amortization    1,035          1,004
                                                 ______         ______
Net property and equipment                       $  117         $  131
                                                 ______         ______

                           PRINTWARE, INC.
            NOTES TO CONDENSED FINANCIAL STATEMENTS
       3 AND 6 MONTHS ENDED JUNE 29, 1996 AND JULY 1, 1995
                            (Continued)

                                                June 29,       December 31,
                                                  1996            1995
                                               _________       ____________
5. INTANGIBLE ASSETS:

License rights                                   $  560         $  560
Patents                                              54             54
                                                 ______         ______
Total intangible assets                             614            614
Less accumulated amortization                       581            580
                                                 ______         ______
Net intangible assets                            $   33         $   34
                                                 ______         ______

6. ACCRUED EXPENSES:

Accrued payroll and related                      $   61         $   77
Accrued vacation and benefits                       148            127
Accrued professional services                       117            204
Accrued warranty reserve                             31             33
Accrued income taxes                                 --              7
Accrued other                                        25             21
                                                 ______         ______
Total accrued expenses                           $  382         $  469
                                                 ______         ______

7. SHAREHOLDERS' EQUITY
     During the six months ended June 29, 1996, the Company issued 1,170 shares of Common Stock due to certain employees exercising their stock options at $3.00 per share.


8. SUBSEQUENT EVENT
     On July 2, 1996, the Company issued 1,200,000 shares of Common Stock through its initial public offering at $6.00 per share.

                     ITEM 2. MANAGEMENT'S DISCUSSION
                   AND ANALYSIS OF FINANCIAL CONDITION AND
                          RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE 3 MONTHS ENDED JUNE 29, 1996 AND JULY 1, 1995

    Total revenues for the 1996 quarter decreased 22% compared to 1995. The decrease was anticipated because the Company had a very strong second quarter in 1995. Sales of the Company's Model 3240 Platesetter, which is sold under the Mitsubishi Imaging (MC), Inc. ("Mitsubishi") brand name, were extremely strong in the 1995 quarter, when the product was recently introduced and the Company was filling a backlog of orders.

    Cost of revenues in the 1996 quarter were 53% of revenues, compared to 57% of revenues in the 1995 quarter. The decrease was due to a higher proportion of 1996 sales from supplies, which have significantly lower costs as a percentage of revenues than the 3240 product sold to Mitsubishi.

    Selling, general and administrative expenses were $280,000 in the 1996 quarter, down 20% from $352,000 in 1995. These expenses were lower in 1996 primarily due to the high legal expenses incurred in 1995 due to the A.B. Dick arbitration.

    Operating income in the 1996 quarter was $440,000 or 23% of revenues, compared to $530,000, or 22% of revenues in the 1995 quarter. The increase as a percentage of revenues was despite reduced revenues, and was due to lower cost of revenues from the change in product mix to a higher proportion of supplies, and to lower expenses.

    The Company's effective income tax rate consists primarily of minimum taxes due to the Company's net operating loss carryforwards which have been fully offset by a valuation allowance.

    Net income for the 1996 quarter was $464,000, or 24% of revenues, down 11% from $523,000, or 21% of revenues, in 1995.

RESULTS OF OPERATIONS FOR THE 6 MONTHS ENDED JUNE 29, 1996 AND JULY 1, 1995

    Total revenues for the first half of 1996 decreased 12% from 1995. The decrease in 1996 revenues versus the year-ago period were because the Company had a very strong period in 1995. Sales of the Company's Model 3240 Platesetter were very strong in the 1995 period, when the product was recently introduced and the Company was filling a backlog of orders.

    Cost of revenues in the 1996 period were 57% of revenues, essentially unchanged from 56% of revenues in the 1995 period.

    Selling, general and administrative expenses were 17% lower in 1996 compared to 1995 primarily from high legal expenses incurred in 1995 from the A.B. Dick arbitration.

    Operating income in the 1996 period was $744,000 or 20% of revenues, compared to $860,000 or 20% of revenues in the 1995 period. Lower expenses in 1996 partially offset the reduction in gross profits from lower revenues.

    The Company's effective income tax rate consists primarily of minimum taxes due to the Company's net operating loss carryforwards which have been fully offset by a valuation allowance.

    Net income for the 1996 period was $795,000, or 21% of revenues, down 6% from $849,000, or 20% of revenues in 1995.

LIQUIDITY AND CAPITAL RESOURCES

    The current ratio was over 7 to 1 on June 29, 1996 compared to over 5 to 1 on December 31, 1995. Working capital was $5.00 million on June 29, 1996 compared to $4.15 million on December 31, 1995. Cash and cash equivalents increased by approximately $750,000 at June 29, 1996, compared to December 31, 1995. These measures increased due to the Company's profitability over the 6 month period.

    Net cash generated in operating activities was $768,000 due to the profitable 6 month period of operation, compared to $468,000 in the 1995 period. Cash used in investing activities was $17,000, primarily for purchases of equipment and software, and compares to $5,000 in 1995. Cash from investing activities was $3,000 from issuance of common stock due to exercise of incentive stock options, compared to $1,000 in the 1995 period. As of June 29, 1996, the Company had no material commitments which would result in significant cash outflows other than for purchase of inventory in the normal course of business.

    As the result of the Company completing its initial public offering on July 2, 1996, it received net proceeds of approximately $6.40 million. The Company plans to use the proceeds primarily for product development and distribution expansion. The Company expects that it will remain profitable at least through its fiscal year ending December 31, 1997. In addition, the Company expects its existing cash, cash equivalents, and marketable securities balances (including the net proceeds from the initial public offering) together with cash generated from operations to be sufficient to finance its operations through at least December 31, 1998. However, the information set forth in the preceding three sentences is forward-looking information, and actual results may differ materially from such information. Factors that may affect the Company's revenues, use of capital, expenses and/or operating profits include, but are not limited to, the introduction of competing products with performance equivalent to or exceeding that of the Company's products, a claim (whether or not successfully made) that the Company's products infringe a patent held by another company or individual, any performance problems involving the Company's products, changes in technology that could cause the Company's products to become obsolete, the departure of key members of management and/or key employees, and general economic conditions.

RECENTLY ISSUED ACCOUNTING STANDARDS

    In October, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION (SFAS 123). SFAS 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) application of the fair value recognition provisions of SFAS 123 to such arrangements. SFAS 123 is required to be adopted for reporting purposes by the Company in 1996. Companies are permitted, however, to continue to apply APB opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share in its annual 1996 financial statements.

                   PART II - OTHER INFORMATION


Item #6 Exhibits and Reports on Form 8-K

        a. Exhibits

           Exhibit 11. Statement re computation of per share earnings

           Exhibit 27. Financial Data Schedule

        b. Reports on Form 8-K

           No reports have been filed on Form 8-K during this quarter.

                          PRINTWARE, INC.

                            SIGNATURES


     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   PRINTWARE, INC.
                                   Registrant


Date:  August 7, 1996              /s/ THOMAS W. PETSCHAUER

                                   ________________________
                                   Thomas W. Petschauer
                                   EXECUTIVE VICE PRESIDENT
                                   AND CHIEF FINANCIAL OFFICER
                                   (Principal Financial Officer)


Date:  August 7, 1996              /s/ DANIEL A. BAKER

                                   ___________________
                                   Daniel A. Baker, Ph.D.,
                                   PRESIDENT
                                   AND CHIEF EXECUTIVE OFFICER
                                   (Principal Executive Officer)