Form 10-Q
period 1996-09-28
PRINTWARE INC
filed 1996-11-07
CIK 801529

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        September 28, 1996

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

     Common Stock, no Par Value - 4,849,963 shares as of
November 5, 1996.

                      PART I - FINANCIAL INFORMATION
                      ITEM 1. - FINANCIAL STATEMENTS

                            PRINTWARE, INC.

                CONDENSED STATEMENTS OF OPERATIONS
    3 AND 9 MONTHS ENDED SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995
                 DOLLARS IN THOUSANDS EXCEPT PER SHARE
                              (UNAUDITED)

                                      Three months ended   Nine months ended
                                       Sept 28   Sept 30   Sept 28   Sept 30
                                       _______   _______   _______   _______
                                       1996       1995      1996      1995
                                       ______    ______    ______    ______
REVENUES FROM NON AFFILIATES           $  421    $1,331    $2,466    $3,496
REVENUES FROM AFFILIATES                1,255       937     2,939     3,027
                                       ______    ______    ______    ______
TOTAL REVENUES                          1,676     2,268     5,405     6,523
COST OF REVENUES                          966     1,278     3,078     3,674
                                       ______    ______    ______    ______
GROSS MARGIN                              710       990     2,327     2,849

PERIOD COSTS:
  Research and development                220       181       573       557
  Selling, general and administrative     228       134       746       757
                                       ______    ______    ______    ______
    Total                                 448       315     1,319     1,314
                                       ______    ______    ______    ______
INCOME FROM OPERATIONS                    262       675     1,008     1,535
OTHER INCOME (EXPENSE):
  Interest expense                         --        (1)       --        (3)
  Interest and other income               158       197       237       215
                                       ______    ______    ______    ______
INCOME BEFORE INCOME TAXES                420       871     1,245     1,747
INCOME TAXES                               15         7        45        34
                                       ______    ______    ______    ______
NET INCOME                             $  405    $  864    $1,200    $1,713
                                       ======    ======    ======    ======

NET INCOME PER COMMON AND
 COMMON EQUIVALENT SHARE:              $  .08    $  .23    $  .29    $  .46
                                       ======    ======    ======    ======

WEIGHTED AVERAGE NUMBER OF
 COMMON AND COMMON EQUIVALENT
 SHARES OUTSTANDING                 4,848,908 3,699,874 4,071,601 3,699,587
                                    ========= ========= ========= =========

See notes to condensed financial statements.


                            PRINTWARE, INC.

                      CONDENSED BALANCE SHEETS
                 DOLLARS IN THOUSANDS EXCEPT PER SHARE
                              (UNAUDITED)

                                ASSETS

                                              September 28,     December 31,
                                                  1996              1995
                                              ____________      ____________

CURRENT ASSETS:
  Cash and cash equivalents                      $   316          $ 2,569
  Marketable securities available-for-sale        10,300               --
  Receivables from non affiliates                    164              511
  Receivables from affiliates                        470              263
  Inventories                                      1,847            1,727
  Prepaid expenses                                    45               17
                                                 _______          _______
    Total Current Assets                          13,142            5,087
PROPERTY AND EQUIPMENT, net of accumulated
 depreciation and amortization                       120              131

INTANGIBLE ASSETS, net of accumulated
 amortization                                         32               34
                                                 _______          _______
                                                 $13,294          $ 5,252
                                                 =======          =======


                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                               $   443          $   437
  Accrued expenses                                   394              469
  Deferred revenues                                  394               29
                                                 _______          _______
    Total Current Liabilities                      1,231              935

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred Stock, no specified par value;
   1,000,000 shares authorized;
   none issued and outstanding                        --               --

  Common Stock, no par value, authorized
   15,000,000 shares: issued and outstanding
   4,849,533 shares at September 28, 1996;
   3,627,013 at December 31, 1995,
   respectively                                   21,932           15,514
  Unrealized holding gain on securities
   available-for-sale                                 83               --
  Unearned compensation on stock options              45               --

  Accumulated deficit                            ( 9,997)         (11,197)
                                                 _______          _______
    Total shareholders' equity                    12,063            4,317
                                                 _______          _______

                                                 $13,294          $ 5,252
                                                 =======          =======

See notes to condensed financial statements.

                            PRINTWARE, INC.

                  CONDENSED STATEMENTS OF CASH FLOWS
         9 MONTHS ENDED SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995
                           DOLLARS IN THOUSANDS
                                (UNAUDITED)

                                              September 28,    September 30,
                                                  1996             1995
                                              ____________     ____________

OPERATING ACTIVITIES:
Net income                                      $1,200             $1,713
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                     47                 52
  Common Stock issued for services                   8                  8
  Unearned compensation on stock options            45                 --
  Changes in operating assets and liabilities:
    Receivables from non affiliates                347               (408)
    Receivables from affiliates                   (207)                32
    Inventories                                   (120)               (68)
    Prepaid expenses                               (28)                (7)
    Accounts payable                                 6                 81
    Accrued expenses                               (75)               (11)
    Deferred revenues                              365               (155)
                                                ______             ______
     Net cash provided by
      operating activities                       1,588              1,237

INVESTING ACTIVITIES -
  Purchases of marketable securities
      available-for-sale                       (10,217)                --
  Purchases of property and equipment              (34)                (7)
  Increase in intangible assets                     --                  2
                                                ______             ______
     Net cash used in
      investing activities                     (10,251)                (5)

FINANCING ACTIVITIES -
  Proceeds from issuance of Common Stock         6,410                  1
                                                ______             ______
NET INCREASE IN CASH
 AND CASH EQUIVALENTS                           (2,253)             1,233
CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                             2,569                861
                                                ______             ______
CASH AND CASH EQUIVALENTS,
 END OF PERIOD                                  $  316             $2,094
                                                ======             ======
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Cash paid during the period for:
    Interest                                    $   --             $    3
                                                ======             ======
    Income taxes                                $   45             $   34
                                                ======             ======

See notes to condensed financial statements.

                            PRINTWARE, INC.

                NOTES TO CONDENSED FINANCIAL STATEMENTS
     3 AND 9 MONTHS ENDED SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995

1. INTERIM FINANCIAL INFORMATION

    The accompanying condensed balance sheet as of September 28, 1996 and the condensed statements of operations for the three and nine months ended September 28, 1996 and September 30, 1995, and the condensed statements of cash flows for the nine months ended September 28, 1996 and September 30, 1995 are unaudited. In the opinion of management, such unaudited financial statements include all adjustments, consisting of only normal, recurring accruals, necessary for a fair presentation thereof. The results of operations for any interim period are not necessarily indicative of the results for the year.

                                              September 28,     December 31,
                                                  1996             1995
                                              ____________      ____________
2. RECEIVABLES FROM NON AFFILIATES:

Trade                                            $  194         $  533
Employees                                             1              3
Allowance for doubtful accounts                     (31)           (25)
                                                 ______         ______
Total receivables from non affiliates            $  164         $  511
                                                 ======         ======

3. INVENTORIES:

Raw materials                                    $  754         $  782
Work-in-process                                     364            165
Finished goods                                      729            780
                                                 ______         ______
Total inventories                                $1,847         $1,727
                                                 ======         ======

4. PROPERTY AND EQUIPMENT:

Office equipment                                 $  406         $  396
Software                                            103             94
Machinery and equipment                             241            226
Leasehold improvements                               75             75
Tooling and spares                                  334            334
Motor vehicles                                       10             10
                                                 ______         ______
Total property and equipment                      1,169          1,135
Less accumulated depreciation and amortization    1,049          1,004
                                                 ______         ______
Net property and equipment                       $  120         $  131
                                                 ======         ======

                           PRINTWARE, INC.

            NOTES TO CONDENSED FINANCIAL STATEMENTS
     9 MONTHS ENDED SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995
                            (Continued)

                                              September 28,     December 31,
                                                  1996             1995
                                              ____________      ____________
5. INTANGIBLE ASSETS:

License rights                                   $  560         $  560
Patents                                              54             54
                                                 ______         ______
Total intangible assets                             614            614
Less accumulated amortization                       582            580
                                                 ______         ______
Net intangible assets                            $   32         $   34
                                                 ======         ======

6. ACCRUED EXPENSES:

Accrued payroll and related                      $   49         $   77
Accrued vacation and benefits                       150            127
Accrued professional services                       138            204
Accrued warranty reserve                             34             33
Accrued income taxes                                 --              7
Accrued other                                        23             21
                                                 ______         ______
Total accrued expenses                           $  394         $  469
                                                 ======         ======

7. MARKETABLE SECURITIES
     The Company classifies its marketable securities as available-for-sale. At September 28, 1996, securities available-for-sale are carried at fair value with the unrealized holding gain or loss included in shareholders' equity. At December 31, 1995, the Company had no such securities.

8. SHAREHOLDERS' EQUITY
     On July 2, 1996, the Company issued 1,200,000 shares of Common Stock through its initial public offering at $6.00 per share and subsequently received net proceeds of $6,400,000. As part of the initial public stock offering, selling shareholders sold another 400,000 shares of Common Stock at $6.00 per share.

     During the nine months ended September 28, 1996, the Company issued 41,295 shares of Common Stock due to certain employees exercising their stock options at $3.00 per share.

ITEM 2.                     MANAGEMENT'S DISCUSSION
                   AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

                 RESULTS OF OPERATIONS FOR THE 3 MONTHS ENDED
                  SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995

    Total revenues for the 1996 quarter decreased 26% compared to 1995. The decrease was anticipated because the Company had a very strong third quarter in 1995. Sales of the Company's Model 3240 Platesetter, which is sold under the Mitsubishi Imaging (MC), Inc. ("Mitsubishi") brand name, were extremely strong in the 1995 quarter, when the product was recently introduced and the Company was filling a backlog of orders. Also contributing to lower revenues was the loss of the supplies business of a large customer which discontinued its production in the quarter.

    Revenues in the 1996 quarter from the Company's affiliate were $1.3 million, or 75% of revenues, compared to $937,000, or 41% of the 1995 revenues. The increase in 1996 was primarily due to increased supplies sales caused by variations in order timing as compared to 1995.

    Research and development expenses were $220,000, or 22% higher in 1996 than the $181,000 in 1995, primarily due to increased labor expenses for expanded product development activities.

    Selling, general and administrative expenses were $228,000 in the 1996 quarter, up 70% from $134,000 in 1995. Expenses in 1995 were reduced by $142,000 due to the award of a $334,000 arbitration settlement from A. B. Dick Company.

    Interest and other income was $158,000 in 1996 compared to $197,000 in 1995. The 1996 amount was primarily due to interest earned from the investment of the initial public offering proceeds and additional funds.
The 1995 amount was primarily due to the $192,000 remainder of the A. B. Dick settlement.

    The Company's effective income tax rate consists primarily of minimum taxes due to the Company's net operating loss carryforwards which have been fully offset by a valuation allowance.

    Net income for the 1996 quarter was $405,000, down 53% from $864,000 in 1995. The A. B. Dick settlement contributed net income of $334,000 in 1995.

                  RESULTS OF OPERATIONS FOR THE 9 MONTHS ENDED
                   SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995

    Total revenues for 9 months of 1996 decreased 17% from the 1995 period. The decrease in 1996 revenues versus the year-ago period was primarily because the Company had a very strong period in 1995. Sales of the Company's Model 3240 Platesetter, which is sold under the Mitsubishi Imaging (MC), Inc. ("Mitsubishi") brand name, were extremely strong in 1995, when the product was recently introduced and the Company was filling a backlog of orders. Management believes revenues to non affiliates, as a percentage of total revenues, will be trending higher in the near future.

    Revenues from the affiliate were $2.94 million, or 54% of revenues, compared to $3.03 million, or 46% of 1995 revenues. The revenue decrease in 1996 was due to a variation in orders for goods other than supplies.

    Interest and other income was $237,000 in 1996 compared to $212,000 in 1995. The 1996 amount was primarily due to interest earned from the investment of the initial public offering proceeds and available funds.
The 1995 amount was primarily due to the $192,000 portion of the A. B. Dick settlement.

    The Company's effective income tax rate consists primarily of minimum taxes due to the Company's net operating loss carryforwards which have been fully offset by a valuation allowance.

    Net income for the 1996 period was $1.20 million, down 30% from $1.71 million in 1995. The A. B. Dick settlement contributed $334,000 to the 1995 net income.

LIQUIDITY AND CAPITAL RESOURCES

    The current ratio was over 10 to 1 on September 28, 1996 compared to over 5 to 1 on December 31, 1995. Working capital was $11.91 million on September 28, 1996 compared to $4.15 million on December 31, 1995. Cash, cash equivalents and marketable securities increased by approximately $8 million at September 28, 1996, compared to December 31, 1995. These measures increased due to the Company's profitability over the 9 month period and due to the $6.4 million net proceeds from the July 2, 1996 initial public offering.

    Net cash generated in operating activities was $1.54 million due to the profitable 9 month period of operation, compared to $1.24 million in the 1995 period. Cash used in investing activities was $10.25 million, primarily for purchases of marketable securities, and compares to $5,000 in 1995. Cash from financing activities was $6.41 million, primarily from the initial public offering, compared to $1,000 in the 1995 period. As of September 28, 1996, the Company had no material commitments which would result in significant cash outflows other than for purchase of inventory in the normal course of business.

    As the result of the Company completing its initial public offering on July 2, 1996, it received net proceeds of approximately $6.40 million. The Company plans to use the proceeds primarily for product development and distribution expansion. The Company expects that it will remain profitable at least through its fiscal year ending December 31, 1997. In addition, the Company expects its existing cash, cash equivalents, and available-for-sale marketable securities balances (including the net proceeds from the initial public offering) together with cash generated from operations to be sufficient to finance its operations through at least December 31, 1998. However, the information set forth in the preceding three sentences is forward-looking information, and actual results may differ materially from such information. Factors that may affect the Company's revenues, use of capital, expenses and/or operating profits include, but are not limited to, the introduction of competing products with performance equivalent to or exceeding that of the Company's products, a claim (whether or not successfully made) that the Company's products infringe a patent held by another company or individual, any performance problems involving the Company's products, changes in technology that could cause the Company's products to become obsolete, the departure of key members of management and/or key employees, and general economic conditions.

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



                                   PRINTWARE, INC.
                                   Registrant


Date:  November 7, 1996            /s/ THOMAS W. PETSCHAUER

                                   ________________________
                                   Thomas W. Petschauer
                                   EXECUTIVE VICE PRESIDENT
                                   & CHIEF FINANCIAL OFFICER
                                   (Principal Financial Officer)


Date:  November 7, 1996            /s/ DANIEL A. BAKER

                                   ________________________
                                   Daniel A. Baker, Ph.D.,
                                   PRESIDENT
                                   & CHIEF EXECUTIVE OFFICER
                                   (Principal Executive Officer)