Form 10-K
period 1996-12-31
PRINTWARE INC
filed 1997-03-26
CIK 801529

                           FORM 10-K
                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

[X]  Annual Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

For the year ended December 31, 1996
                                       OR
[ ]  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

For the transition period from _____________________to____________________

Commission file Number          0-20729
                          ______________

                      PRINTWARE, INC.
_______________________________________________________
(Exact name of registrant as specified in its charter.)

          Minnesota                   41-1522267
____________________________          __________

(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)     Identification No.)

1270 Eagan Industrial Road, St. Paul, MN       55121
________________________________________       _____

(Address of principal executive offices)     (Zip Code)

                      (612) 456-1400
   (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common stock, no par value ("Common Stock")

Based upon the $5.50 per share closing sales price of the registrant's common stock as of January 31, 1997, the aggregate value of the shares of Common Stock held by nonaffiliates as of such date was approximately $13,403,000.

Common Stock - 4,852,694 shares outstanding as of March 5, 1997.

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES [X]        NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained, herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


                  DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference to the parts indicated of this Annual Report on Form 10-K:


Parts of Annual Report                  Documents Incorporated
  on Form 10-K                             by Reference
_________________________________       ______________________

Part III

   Item 10.  Directors and              Reference is made to the
             Executive Officers         Registrant's definitive proxy
             of the Registrant.         statement ("Proxy Statement"),
                                        which will be filed with the
                                        Securities and Exchange
                                        Commission ("Commission") within
                                        120 days after December 31, 1996.

   Item 11.  Executive Compensation.    Reference is made to the
                                        Registrant's Proxy Statement.

   Item 12.  Security Ownership of      Reference is made to the
             Certain Beneficial         Registrant's Proxy Statement.
             Owners and Management.

   Item 13.  Certain Relationships      Reference is made to the
             and Related Transactions.  Registrant's Proxy Statement.


                                    PART I

    This Annual Report on Form 10-K contains forward-looking statements that are not statements of historical fact. Forward-looking statements by their nature involve substantial risks and uncertainties, and actual results may differ materially from such statements. Factors that may affect the Company's revenues, use of capital, expenses and/or operating profits include, but are not limited to, the introduction of competing products with performance equivalent to or exceeding that of the Company's products, a claim (whether or not successfully made) that the Company's products infringe a patent held by another company or individual, any performance problems involving the Company's products, changes in technology that could cause the Company's products to become obsolete, the departure of key members of management and/or key employees, and general economic conditions.

ITEM 1.  BUSINESS.

    Printware designs, builds and markets "Computer-to-Plate" systems which are used by the offset printing industry to create printing plates directly from computer data. These systems replace the traditional process of typesetting, paste-up, camera work and film processing to produce a printing plate.

    Computer-to-Plate technology provides one-step platemaking (including text, graphics and photographic halftones) directly from computer data, much as a laser printer makes printed pages directly from computer data.

    The key benefits of Computer-to-Plate technology are:
     - Lower costs from savings in supplies and labor
     - Faster turnaround times
     - Fewer pieces of equipment
     - Fewer environmental limitations on by-product disposal

    Some of the Company's customers have found that Computer-to-Plate technology can reduce their costs for some printing operations by up to 50%. The check printing, social printing and envelope printing segments of the printing industry have been early adopters of Computer-to-Plate technology, largely because of higher volumes and early computerization.

    The heart of Printware's Platesetters is a high-resolution laser marker system, the key technology obtained from The 3M Company ("3M") in 1985. The system is based on a resonant galvanometer, which management believes has certain performance advantages over conventional systems which use rotating multifaceted mirrors. The Company's system uses a proprietary method where a mirror mounted on a resonating torsion bar, in conjunction with microprocessor-controlled electronics, precisely controls the laser raster scan. The method was first used in Printware's laser printers, then later in its Platesetters. In 1990 Printware's Model 1440 Platesetter received the InterTech Technology Award for Innovative Excellence from the Graphic Arts Technical Foundation. This award is reserved for products judged to have the potential for a major impact in the industry. The Company is exploring the feasibility of incorporating laser scanners based on other technologies into its products.

    Printware was organized in 1985 and began deliveries in 1987 of its first product, a high resolution laser printer. In 1988 Printware began selling its first Platesetter, the Model 1440 electrostatic Platesetter. Printware subsequently expanded its product line with new Platesetter models, new laser printers and filmsetters. In 1993, however, Printware began to focus exclusively on Computer-to-Plate products and phased out its other product lines. This resulted in reduced revenues in 1993 and 1994, but a significant improvement in profitability. During this period Printware completed development of and began to deliver a new photographic process (silver-halide)

Platesetter, called the Model 3240, to serve a broader range of users. The Model 3240 is marketed for the Company by Mitsubishi Imaging Inc.
("Mitsubishi") as the model SDP-1800 under Mitsubishi's brand name.

INDUSTRY OVERVIEW

    According to Printing Industries of America ("PIA"), a trade association, there were approximately 52,400 printing firms in the United States in 1995. The Company believes that most of the printing presses installed at these firms are small format (18" wide or less), one and two color presses, which is the market segment of the printing industry that the Company serves.

CUSTOMERS

    Sales to Deluxe Corporation ("Deluxe") accounted for $4.12 million, $3.50 million and $2.85 million of revenue in 1996, 1995 and 1994, respectively, which constituted 55.5%, 41.7% and 43.0% of 1996, 1995 and 1994 revenue, respectively. Sales to Mitsubishi, principally of the Model 3240 which it markets as the SDP-1800, accounted for $1.07 million, $1.46 million and $140,000 of revenue in 1996, 1995 and 1994, respectively, which constituted 14.4%, 17.5% and 2.1% of 1996, 1995 and 1994 revenue, respectively. The loss of Deluxe or Mitsubishi as a customer, or a substantial reduction in their purchases, would have a material adverse effect on the Company. The Company provides a majority of the Platesetter supplies used by Deluxe under a multi-year contract that expires at the end of 1997.

    REVENUES FROM DELUXE. The Company sells both equipment and consumable supplies to Deluxe. In 1994 the Company entered into a purchase agreement with Deluxe under which Deluxe has agreed to purchase from the Company a minimum annual amount of this plate material for each of 1995, 1996 and 1997 at a fixed price. The 1994 agreement resulted in increased sales of paper plate material by the Company to Deluxe in 1995 and 1996 and the Company does not expect any reduction in such revenues in 1997.

    During the period from 1991 to 1995, the Company sold to Deluxe various Platesetters, film imagers and other equipment under certain development and purchase order contracts. The Company has no current commitments from Deluxe under these equipment contracts, except to retrofit certain Deluxe equipment with the results of a software research and development contract with Deluxe which the Company is performing.

PRODUCTS

    The Company makes two lines of Platesetters, the Model 3240 Platesetter line for digital photographic (silver-halide) plates and the Model 1440 family of digital electrostatic Platesetters. The Company also sells service and proprietary supplies (primarily digital plate material for the Model 1440 product line).

    MODEL 3240 PLATESETTER. This versatile product uses commodity silver-halide plate material for a wide range of printing applications. The product is sold by Mitsubishi under its brand name as the SDP-1800 both internationally and through several leading domestic graphic arts dealers, giving it broad market coverage. The SDP-1800 is approximately 3' wide by 4' high by 4' long, and consists of two integrated modules: an imager module, where a laser "writes" the digital image on the plate; and a processor module, where the plate is developed and fixed, similar to conventional photography. It has a liquid-crystal operator panel to enter machine settings and for checking machine status. The SDP-1800 has input and output cassettes for rolls of plate material. Imaged plates exit the machine into a tray already dried, cut to size and press-ready.

    Printware is also developing a smaller silver-halide Platesetter model, named the PlateStream, to sell under the Printware brand name at an end-user price of about $50,000, which is considerably less than the price of the larger SDP-1800.

    MODEL 1440 PLATESETTER. This product line has three models: one for economical paper-based plates; another for durable metal plates; and a third for either paper or metal. The Model 1440 serves niche markets such as check printing, social printing, envelope printing and the emerging newspaper market. The Model 1440 is approximately 3' wide by 1 1/2' high by 2 1/2' long, and has liquid crystal operator panels to enter machine settings and for checking machine status. The units have an area to load a roll of plate material stock, or in the case of the metal plate version, a plate sheet feeder. Imaged plates exit the machine into a tray or into optional post-processing modules. The Company sells in-line plate handling modules for fully automated systems. Optional equipment includes plate converters for paper plates and plate decoaters and plate sheet feeders for metal plates.

    The Model 3240 resolution is 3,240 thousand dots per square inch (1,800 dots per inch), which is suitable for high quality color and photographs. The Model 1440 resolution is 1,440 thousand dots per square inch (1,200 dpi), which is suitable for text, graphics and medium-quality photographs. The imaging speed of the Model 3240 is up to 36 inches per minute, and for the Model 1440 is 40 inches per minute.

    End-user pricing is $50,000 to $100,000 for Model 3240 Platesetters and $80,000 to $150,000 for Model 1440 Platesetters, depending on the specific model and configuration. The Company also provides consulting services, software, support and training for the Model 1440.

    RASTER IMAGE PROCESSORS (RIPS). Printware sells RIPs to connect Platesetters to the customer's computer network and convert computer-based information into digital images which are used by platesetters to produce printing plates. The Company's RIPs are fully compatible with the industry-standard PostScript language and most popular networks. The Company has several RIP models, developed with software from leading RIP suppliers.

    SUPPLIES. Printware specifies, tests and markets supplies for Model 1440 Platesetters. These supplies consist mostly of digital laser sensitive plate material used in the Platesetter. The Company also sells a paper-based plate material for cost-sensitive applications and an aluminum-based plate material for longer-run printing. Approximately 90% of the Company's supplies revenue is from plate materials, but other supplies sold by the Company include developer (toner), conversion solution, press fountain solution, dispersant, decoating solution and plate gum.

    The Company believes that its metal printing plates have unique environmental advantages over other metal printing plates. Tests conducted by an engineering consulting firm concluded that by-products from processing the Company's plates can be disposed of without special treatment. Printware's paper and metal printing plates are both recyclable and contain no heavy metals such as silver. The Company knows of no other digital plates that can be recycled as easily as its plates. The Company believes that the environmental advantages of its plates will become increasingly important to printers.

    Printware's current generation of paper plate material, called Platinum grade, was introduced in 1995. This plate material uses a zinc-oxide coating and a triple plastic-coated paper base stock. The plates can be used for run lengths of up to 5,000 impressions, handling work which would otherwise require more expensive metal or silver-halide plates. The Company believes that paper-based printing plates used in Printware Platesetters are the lowest cost digital plates available.

    PRODUCT WARRANTY. The Company provides a 90-day limited warranty on its Platesetters under which the Company will provide repair or replacement for defects in materials or workmanship. On Model 3240 Platesetters, the warranty covers 90 days from first installation, up to a maximum of 180 days from shipment by the Company, with extended warranties available. For the Model 1440, the Company offers parts under warranty if the customer purchases supplies exclusively from Printware for the first year after the Model 1440 is purchased, or if the customer enters into an extended term agreement to purchase supplies.

    The Company provides a six-month limited warranty on plate materials and most of the related chemical supplies for the Model 1440. This warranty provides replacement of any defective material returned to the Company. To the extent the Company experiences warranty claims related to the sale of consumable supplies, the Company has generally received replacement supplies or a credit from the Company's vendor. The warranty claims made to the Company to date have been minimal for both Platesetters and supplies.

MARKETING

    Printware has separate marketing strategies for its two different Platesetter lines. The Model 3240 Platesetter is sold by Mitsubishi, Printware's marketing partner, who sells its SDP-1800 to customers directly or through graphic arts dealers. The Company has retained the right to market the Model 3240 directly or through other marketing partners.

    Through its original equipment manufacturer ("OEM") partnership with Mitsubishi, the Company is enjoying much broader product exposure. A significant advertising campaign, which Mitsubishi began in several industry trade magazines, is indirectly raising awareness of Printware. In 1995 the SDP-1800 was introduced at trade shows in the U. S., Canada, Europe and Japan by Mitsubishi. Mitsubishi couples the sale of the SDP-1800 to the sale of its plate material supplies. The Company believes that Mitsubishi is the world's leading supplier of photographic plate material. The Company has been satisfied to date with the results of the Mitsubishi partnership, but there can be no assurance that the relationship will continue or that the business level will continue to grow.

    The Company will also be launching its own marketing campaign for its PlateStream silver-halide Platesetter targeted at gaining Printware brand awareness with mainstream volume printers.

    The Company's goal is to significantly expand distribution of its products in order to reach a broader customer base. Management envisions this expansion taking place gradually as the Computer-to-Plate market grows. The Company has begun to utilize a portion of the net proceeds of its initial public offering to expand its distribution by hiring additional sales and marketing personnel, expanding advertising and attending trade shows.

    Until recently, the Company sold its Model 1440 line directly through its own sales force. In 1996 the Company formed a strategic alliance with Monotype Systems Inc. to market Platesetters to newspapers, where Monotype already enjoys a leadership position. The result is Monotype's offering of the PlateExpress1440 Platesetter, which combines Printware's Model 1440 autofeed metal plate Platesetter with Monotype's newspaper-tailored RIP. The Company sees the emerging newspaper market for Computer-to-Plate as a significant growth opportunity for its Model 1440 Platesetters.

RESEARCH AND DEVELOPMENT

    Printware has research and development programs underway or planned to develop higher performance RIPs, faster Platesetters and lower-cost Platesetters. The Company believes that these programs are necessary to maintain its competitive advantage and that the technology to accomplish these programs is already developed. The Company plans to continue to make use of outside suppliers as part of these development efforts.

    HIGHER-PERFORMANCE RIPS. The Company completed a next-generation raster image processor using the current industry standard Adobe Level 2 PostScript software interface. In 1996 the Company formed a strategic alliance with Autologic Information International Inc. which provides the Company with exclusive marketing rights for the Xitron implementation of the Harlequin Scriptworks RIP for Printware Platesetters. Products using this interface were made available in late 1996, and will allow Printware equipment to integrate more easily with a wider range of computer and network systems.

    FASTER PLATESETTERS. The Company plans to maintain and extend its speed advantage by developing a next generation of faster Platesetters.
Through changes in the laser marker system, the Company believes it can increase the speed of its Platesetters by up to 50%. If this can be accomplished, the Company believes it will provide an important competitive advantage by helping the Company meet the printing industry's ever-increasing productivity demands.

    LOWER-COST PLATESETTERS. Printware began development in 1996 of the PlateStream, a silver-halide Platesetter with an end-user price in the $50,000 range, compared to $80,000 for Printware's current lowest-priced 1440 model and to $85,000 for the SDP-1800. Costs are being reduced by scaling down the maximum plate width to approximately 13" and by eliminating certain features. The 13" width allows printing of up to two 8 1/2" by 11" pages simultaneously, and is compatible with a large number of small-format printing presses (sometimes called duplicator presses). Management believes that such a product will allow customers with lower plate volumes to justify a Platesetter purchase, thus making it viable for smaller printing operations in segments such as business forms and technical/legal publishing.

COMPETITION

    The growth in the Computer-to-Plate business has attracted considerable competition. The Company's competitors and potential competitors are established companies that have significantly greater financial, technical and marketing resources than the Company. There can be no assurance that the Company's competitors will not succeed in developing and marketing products which perform better and are less expensive than the Company's products, or that will render the Company's products and technology obsolete or noncompetitive in other ways. The Company divides its competition into four categories: other platesetters; film imagers; enhanced xerographic/laser printers; and supplies competitors.

    OTHER PLATESETTERS. Platesetters that use metal plates are relatively expensive and are geared towards the relatively small market for high-end color printing. Printware's products are focused at mainstream, smaller presses and mid-range quality, which management believes currently accounts for most printing. The Company believes that this type of printing will continue for the foreseeable future, although there can be no assurance that a shift to large format presses or higher-quality color printing might not render the Company's products obsolete. From independent industry surveys, the Company believes its Platesetters are unmatched in cost-effectiveness and speed. There can be no assurance that this competitive advantage can be maintained, however.

    In addition to the metal Platesetter competition summarized above, the Company also faces significant competition from other photographic Platesetters which use non-metallic printing plates. This competition could particularly affect the Model 3240 photographic Platesetter. Management believes the most significant of these competitors include A. B. Dick Company,

Eskofot International and PrePress Systems. The Company believes that its advantages over those products include higher speed and less plate waste.

    FILM IMAGERS. Digital film imagers are used in the traditional multi-step platemaking process being obviated by Platesetters. Several film imager manufacturers are attempting to adapt film imagers to image plates directly. Competitors in this category include the Agfa division of Bayer Corp., Linotype-Hell and ECRM Incorporated. From discussions with customers, the Company believes that such "plate-enabled" film imagers represent a slow, awkward approach, compared to the Company's Platesetters. The Company's systems are fully daylight-safe (no darkrooms) and chemical processing steps are contained, providing so-called "dry-to-dry" operation. The Company's Platesetters are faster than most film imagers and, unlike film imagers, have virtually no plate waste.

    XEROGRAPHIC/LASER PRINTERS. Enhanced xerographic/laser printers can replace offset printing in certain applications, but are currently limited to lower-quality applications such as overseas check printing and low-quality business forms. These devices also have a higher variable cost per impression than Computer-to-Plate technology. Companies in this area include Check Technology Corporation, Delphax Systems and Xerox Corporation. Management believes that competitors in this area are making efforts to improve the quality and reduce the cost of their systems, and there can be no assurance that systems marketed by the Company will sustain their advantage.

    SUPPLIES COMPETITION. Printware has competitors that sell paper plate supplies for Model 1440 Platesetters. The Company is not aware of competition for metal plates used in the Model 1440. The most significant competitive paper plate material is made by a Japanese paper mill and sold through a U. S. distributor. There have also been several less significant competitors in this market from time to time. Printware has addressed the competitive threat with lower prices where appropriate and a program to improve the quality and consistency of its supplies. The Company believes that competitive materials are inferior to Printware supplies in certain respects, such as strength and dimensional stability, but not inferior in other respects. The Company also believes that many of its customers would prefer to purchase their supplies from Printware as the manufacturer of the equipment. The Company believes its supplies revenues will grow at a modest rate, but there can be no assurance that the Company will be able to maintain its product advantage or that competition might not adversely affect the profitability or viability of its supplies business.

PROPRIETARY RIGHTS

    PATENTS AND TRADE SECRETS. Printware's policy is to attempt to protect its technology by seeking patents, maintaining certain trade secrets and continuing technological innovation. As of December 31, 1996, the Company had rights to 19 patents, consisting of 13 granted to Printware and six licensed from 3M. The 3M patents expire between 2002 and 2004; the royalties which the Company paid to 3M in 1996, 1995, and 1994 for licenses of these patents were not material to the Company. The Company's own patents begin to expire in 2004. In addition to patents, the Company relies on trade secrets and other unpatented proprietary technology. Printware seeks to protect its trade secrets and proprietary know-how with confidentiality agreements with employees and suppliers. There can be no assurance that the Company's patent portfolio will provide a competitive advantage in the future, or that the Company's agreements will adequately protect its trade secrets.

PRODUCT SUPPLY AGREEMENTS

    The Company has non-exclusive rights to raster image processing software used in the ZAPrip and to the plate processor module used in the Model 3240. The Company has the exclusive right to sell the proprietary plate materials made by its suppliers. All of the product supply agreements to which the Company is a party can be canceled by either party under certain circumstances. Such cancellation would seriously jeopardize the Company's ability to provide products that are critical to the Company's revenues.

SUPPLIERS

    The Company has a number of single source suppliers for materials that are critical to production of its products. These include the suppliers of the Company's Model 1440 paper plate material, Model 1440 metal plate material, Model 1440 liquid toner and certain key components used in Model 1440 Platesetters, Model 3240 Platesetters and/or ZAPrip raster image processors. Any significant interruption of supply from any of these vendors would have a material adverse effect on the Company.

ITEM 2.  PROPERTIES

    Printware's manufacturing operation consists of the assembly, integration, testing and quality audits of equipment. The Company purchases all of its supplies and many of the hardware components it uses from third-party vendors, some of which are single-source vendors. Printware's principal manufacturing areas include laser markers, transport mechanisms, electronics/RIPs and final assembly/test. Printware makes extensive use of computer-aided design and transmits most of its fabricated part drawings to its suppliers electronically. The Company believes that this use of technology shortens turnaround time and improves quality.

    Printware's offices and manufacturing facility are located at 1270 Eagan Industrial Road, St. Paul, Minnesota. The Company occupies 35,410 square feet pursuant to a lease which expires July 31, 1998. Management believes that this facility will be adequate for Printware's needs at least until the expiration of the lease. The lease also has an option to extend for three additional years at then-existing market rates. Monthly rent expense is currently $7,029 plus a pro-rata share of real estate taxes and common area maintenance.

EMPLOYEES

    As of December 31, 1996, Printware had 45 employees, including 43 full-time employees and 2 part-time or contract employees. Of the 43 full-time employees, 15 were in manufacturing, 7 were in marketing, sales and customer service, 14 were in research and development and 7 were in general and administrative functions. Management considers the future success of the Company to be dependent in part upon its continued ability to maintain a highly-skilled workforce and to attract, motivate and retain qualified employees. Accordingly, Printware began an employee profit-sharing plan in 1995. The program provides payments to each non-officer employee of up to 3% of salary, depending on the Company's performance against quarterly profit goals. No Printware employees are covered by collective bargaining agreements and the Company considers its relationship with its employees to be good.

ITEM 3.  LEGAL PROCEEDINGS.

    The Company is involved in various legal actions in the normal course of business. Management is of the opinion that the outcome of such actions will not have a significant effect on the Company's financial position or its results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to security holders during the fourth quarter of 1996.

                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

    The Company's Common Stock is traded on the Nasdaq National Market, under the symbol PRTW. The high and low closing interdealer sales prices for each quarter since trading commenced on July 2, 1996 are as follows: third quarter 1996 -- high of $6.63 and low of $4.88; fourth quarter 1996 -- high of $5.00 and low of $4.50. As of December 31, 1996 and the Company had approximately 225 shareholders of record.

    The Company has not paid and does not presently intend to pay any dividends on its Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA.
    The following selected financial information is qualified by and should be read in conjunction with the Company's financial statement and notes thereto included elsewhere in this Annual Report on Form 10-K.
                                                Years Ended December 31,
                                ____________________________________________________________
                                   1996        1995       1994         1993         1992
                                __________  __________  __________  ___________  ___________
Statement of Operations Data:
Revenues from nonaffiliates     $3,299,499  $4,889,761  $3,775,958  $ 4,348,484  $ 8,059,260
Revenues from affiliates         4,116,536   3,498,387   2,850,967    2,948,000    2,600,734
                                __________  __________  __________  ___________  ___________
Total revenues                   7,416,035   8,388,148   6,626,925    7,296,484   10,659,994
Cost of revenues                 4,350,696   5,003,956   4,102,401    5,344,519    8,234,092
                                __________  __________  __________  ___________  ___________
  Gross Profit                   3,065,339   3,384,192   2,524,524    1,951,965    2,425,902
Research and development
  expenses                         789,824     757,131     956,807    1,314,355    1,913,431
Selling, general and
  administrative expenses          982,250   1,072,878     945,533    1,851,507    3,022,684
                                __________  __________  __________  ___________  ___________
Income (loss) from operations    1,293,265   1,554,183     622,184   (1,213,897)  (2,510,213)
Other income (expense) net         429,027     261,742      22,918       10,299      (31,214)
                                __________  __________  __________  ___________  __________
Income before income taxes
  and extraordinary item         1,722,292   1,815,925     645,102   (1,203,598)  (2,541,427)
Income tax (benefit) expense      (661,112)     22,500       2,000        1,109        2,175
                                __________  __________  __________  ___________  ___________
Income (loss) before extra-
  ordinary items (1)             2,383,404   1,793,425     643,102   (1,204,707)  (2,543,602)
Extraordinary income                   --           --     140,927           --           --
                                __________  __________  __________  ___________  ___________
Net income (loss)               $2,383,404  $1,793,425  $  784,029  $(1,204,707) $(2,543,602)
                                ==========  ==========  ==========  ===========  ===========
Net income (loss) per common
and common equivalent share     $      .56  $      .48  $      .21  $      (.33) $      (.84)
                                ==========  ==========  ==========  ===========  ===========
Weighted average common and
common equivalent shares
outstanding (2)                  4,237,629   3,699,814   3,680,934    3,633,942    3,024,415
                                ==========  ==========  ==========  ===========  ===========
                                                        December 31,
                                ____________________________________________________________
                                   1996        1995       1994         1993         1992
                                __________  __________  __________  ___________  ___________
Balance Sheet Data:
Cash and cash equivalents       $  523,543  $2,568,852  $  860,668  $ 1,288,821  $   561,655
Current assets                  14,304,514   5,087,328   3,255,959    4,371,149    4,826,294
Working capital                 12,979,851   4,151,595   2,292,562    1,441,554    2,544,209
Total assets                    14,574,989   5,252,401   3,476,928    4,633,747    5,180,631
Shareholders' equity            13,250,326   4,316,668   2,513,531    1,704,152    2,898,546

(1)  The 1994 net income includes an extraordinary item of $140,927, consisting of a gain on extinguishment of debt.  The net income per common and common equivalent share attributable to such extraordinary gain was $.04.
(2)  See Note 1 to the financial statements for an explanation of the determination of weighted average common and common equivalent shares outstanding.

ITEM 7.                     MANAGEMENT'S DISCUSSION
                   AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

                 RESULTS OF OPERATIONS FOR THE 12 MONTHS ENDED
                  DECEMBER 31, 1996 AND DECEMBER 31, 1995

MANAGEMENT'S DISCUSSION AND ANALYSIS

Introduction

    This discussion summarizes significant factors that affected the operating results and financial condition of Printware, Inc. for the three years ended December 31, 1996. The Company completed its initial public offering on July 2, 1996 which resulted in net proceeds of $6.38 million intended primarily for distribution expansion and product development over the rest of the decade.
In the fourth quarter of 1996, the Company recorded an income tax benefit of $730,000 from reduction of the valuation allowance relating to deferred tax assets. The tax benefit was based on the combination of the Company's recent profitability and its net operating losses incurred from its formation in 1985 until turning profitable in 1994.

    Statements made in this report concerning the Company's or management's intentions, expectations or predictions about future results or events are "forward looking statements" within the meaning of the Private Securities Reform Act of 1995. Such statements are necessarily subject to risks and uncertainties that could cause actual results to vary from stated expectations, and such variations could be material and adverse.

Overall Summary

    Revenues in 1996 decreased 11.6% from 1995, primarily due to a decrease in sales of the Mitsubishi-branded Platesetter, the SDP-1800, which were especially strong in 1995 when the product was new and the Company was filling a backlog of orders. Pretax 1996 income was $1.72 million, compared to $1.82 million in 1995 which included an arbitration award of $192,000. Net income in 1996 was $2.38 million including the income tax benefit, compared to $1.79 million in 1995. Earnings per share were $.56 in 1996, compared to $.48 in 1995. Shareholders' equity increased to $13.25 million from $4.32 million in 1995.

Results of Operations

    The table shown below summarizes the percentage of revenues for various items in the Company's statements of operations for the periods indicated.

                                              Years Ended December 31,
                                       _____________________________________
                                         1996           1995          1994
                                       _______        _______        _______

Revenues from nonaffiliates               44.5%          58.3%         57.0%
Revenues from affiliates                  55.5           41.7          43.0
                                       _______        _______        _______
Total revenues                           100.0          100.0         100.0
Cost of revenues                          58.7           59.7          61.9
                                       _______        _______        _______
Gross margin                              41.3           40.3          38.1

Research and development                  10.7            9.0          14.4
Selling, general and administrative       13.2           12.8          14.3
                                       _______        _______        _______
Income from operations                    17.4           18.5           9.4
Other income, net                          5.8            3.1           0.3
                                       _______        _______        _______
Income before income taxes and
  extraordinary item                      23.2           21.6           9.7
Income taxes (benefit)                    (8.9)           0.2            --
Extraordinary income                        --             --           2.1
                                       _______        _______        _______
Net income                                32.1%          21.4%         11.8%
                                       =======        =======        =======

    Revenues -- Total 1996 revenues decreased 11.6% to $7.42 million from $8.39 million in 1995, after increasing 26.6% from $6.63 million in 1994. The 1996 decrease was primarily due to a reduction of SDP-1800 sales to Mitsubishi to about 10% of total revenues compared to about 20% in 1995 and 9% in 1994. Sales of the SDP-1800 were especially strong in 1995 as the Company filled a backlog of orders for this new product. Revenues in dollars in 1996 from supplies were essentially flat compared to 1995, which in turn were up 7.4% over 1994. Supplies thereby rose to about 64% of 1996 total revenues compared to 55% and 67% in 1995 and 1994, respectively. Nonaffiliate revenues in 1996 decreased $1.59 million from 1995, after an increase of $1.11 million over 1994. These changes were primarily from SDP-1800 sales to Mitsubishi. Affiliate revenues increased $618,000 over 1995 following an increase of $647,000 over 1994 due to an increase in revenues from supplies along with a mix of other services and products.

    Gross margin -- Gross margin increased to 41.3% in 1996 compared to 40.3% in 1995 and 38.1% in 1994. Despite lower revenues in 1996 which reduced economies of scale, tight expenditure control and a shift in product mix towards higher-margin supplies sales away from lower-margin SDP-1800 sales were primarily responsible for the increase. In 1995 an increase in supplies gross margin was partially offset by a change in product mix towards the lower-margin SDP-1800.

    Research and development (R&D) -- R&D expenses in 1996 increased $33,000 or 4.3% over 1995, which in turn was a decrease of $200,000 or 20.9% compared to 1994. Increased expenses in the second half of 1996 for the new PlateStream Platesetter were largely offset by an increase in contracted R&D work which resulted in a shift of related expenses to costs of revenues. In 1995 the Company relied more on raster image processor software from third parties and de-emphasized development of its own raster image processor software. In 1994 the design of the SDP-1800 was completed and released for production.

    Selling, general and administrative (SG&A) -- SG&A expenses in 1996 decreased $91,000 or 8.4% from 1995 after an increase of $127,000 or 13.4% over 1994. Selling expenses in 1996 decreased $65,000 from 1995 following a $67,000 decrease compared to 1994. The 1996 decrease was primarily due to reduced commissions and trade show expenses. In late 1994 the Company reduced selling expenses by combining domestic, international and OEM sales functions. General and administrative expenses in 1996 decreased $26,000 following an increase in 1995 of $194,000 over 1994. In 1995 the Company made investments to upgrade its computers, e-mail systems, information system databases and voice mail.

    Other income (expense) -- Other income in 1996 was $429,000 compared to $262,000 and $23,000 in 1995 and 1994, respectively. The increase in 1996 was primarily due to interest earned on the investment of the proceeds of the initial public offering and other excess cash from operations. Other income in 1995 was due to a $334,000 arbitration award for a 1994 order cancellation. Arbitration expenses of $142,000 were incurred, resulting in a net gain of $192,000.

    Income tax (benefit) expense -- In 1996 the Company recognized an income tax benefit that resulted in a net tax benefit of $661,000, compared to tax expenses of $23,000 and $2,000 in 1995 and 1994, respectively. The tax benefit was realized from reduction of the valuation allowance relating to deferred tax assets.

    Net income -- Net income increased to $2.38 million from $1.79 million in 1995 and $784,000 in 1994. The 1996 increase was primarily due to the income tax benefit, following the 1995 increase which was due to significantly higher operating income over 1994.

Financial Condition

    Liquidity -- Cash provided by operating activities was $1.71 million in 1996, compared to $1.72 million in 1995 and a use of cash of $377,000 in 1994. Working capital was $13.0 million at December 31, 1996 compared to $4.15 million and $2.29 million on that date in 1995 and 1994, respectively. The 1996 current ratio was 10.8 to 1, compared to 5.4 to 1 for 1995 and 3.4 to 1 for 1994. The increases came from the public offering proceeds and from earnings.

    Capital Resources -- The Company has no long-term debt or lines of credit as of December 31, 1996 as it believes its working capital is adequate for its current needs.

    Outlook -- The Company plans to significantly increase its selling and R&D expenses in order to expand distribution and to complete development of additional Platesetter products over the next several years. If the Company maintains or improves its profitability, it will recognize future income tax benefits from reductions in the valuation allowance relating to deferred tax assets.

    The accompanying financial statements and related information are the responsibility of management. They have been prepared in conformity with generally accepted accounting principles and include amounts that are based on our best estimates and judgments. The financial information contained elsewhere in this report is consistent with that in the financial statements.

    The Company maintains internal accounting control systems that are adequate to provide reasonable assurance that the assets are safeguarded from loss or unauthorized use. These systems produce records adequate for preparation of financial information.

    The audit committee has reviewed all financial data included in this report. The audit committee is composed entirely of outside directors and meets periodically with management and with the independent auditors on financial reporting matters.

    The role of independent auditors is to render an independent, professional opinion on management's financial statements as required by generally accepted auditing standards.


                            QUARTERLY RESULTS OF OPERATIONS

                       FIRST       SECOND        THIRD       FOURTH
                      QUARTER      QUARTER      QUARTER      QUARTER
                      _______      _______      _______      _______
      1996

Revenue               $ 1,832      $ 1,897      $ 1,676      $ 2,011
Cost of Revenues        1,110        1,002          966        1,273

                      _______      _______      _______      _______
Gross Profit              722          895          710          738
Operating Income          305          441          261          286
                      _______      _______      _______      _______
Net Income                331          464          405        1,183
                      =======      =======      =======      =======
Per Share             $   .09      $   .13      $   .08      $   .24
                      =======      =======      =======      =======
Average Outstanding     3,700        3,700        4,849        4,868
                      =======      =======      =======      =======

      1995

Revenue               $ 1,808      $ 2,447      $ 2,268      $ 1,865
Cost of Revenues        1,001        1,395        1,278        1,330
                      _______      _______      _______      _______
Gross Profit              807        1,052          990          535
Operating Income          330          530          675           19

                      _______      _______      _______      _______
Net Income                326          523          864           80
                      =======      =======      =======      =======
Per Share             $   .09      $   .14      $   .23      $   .02
                      =======      =======      =======      =======

Average Outstanding     3,700        3,700        3,700        3,700
                      =======      =======      =======      =======

ITEM 8.  FINANCIAL STATEMENT AND SUPPLEMENTARY DATA.

    See Financial Statements and Notes thereto commencing at Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    There have been no changes in, or disagreements with, the accountants for the Company which require reporting under Item 9.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by Item 10 is incorporated herein by reference to the sections entitled "Item 1. Election of Directors" contained in the Company's proxy statement to be filed with the Securities and Exchange Commissions (the "Commission") within 120 days of December 31, 1996 (the "Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION.

    The information required by Item 11 is incorporated herein by reference to the section following "Compensation Committee Report on Executive
Compensation" contained in the Company's Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required by Item 12 is incorporated herein by reference to the section entitled "Security Ownership Of Certain Beneficial Owners and Management" contained in the Company's Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS.

    The information required by Item 13 is incorporated herein by reference to the section entitled "Meetings and Compensation of Directors" contained in the Company's Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The financial statements filed as part of this Annual Report on Form 10-K are described in the Index to Financial Statements appearing on page F-1.

(b) No Current Reports on Form 8-K were filed by the Company during the fourth quarter ended December 31, 1996.

    The following exhibits are hereby incorporated into this Annual Report on Form 10-K by reference to exhibits with the same exhibit number filed with the Company's Registration Statement on Form S-1 (Commission file No. 333-03629), as amended, which became effective on July 2, 1996 ("Registration Statement"):

Exhibits
   Exhibit 11.  Statement re Computation of Per Share Earnings

   Exhibit 23.  Independent Auditors' Consent

   Exhibit 27.  Financial Data Schedule

                          PRINTWARE, INC.

                            SIGNATURES

     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     PRINTWARE, INC.
                                     Registrant

Date:  March 24, 1997            /s/ DANIEL A. BAKER
                                     ________________________
                                     Daniel A. Baker, Ph.D.,
                                     PRESIDENT
                                     & CHIEF EXECUTIVE OFFICER
                                     (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant on the dates in the capacities indicated.


    Name                          Title                         Dates
    _____________________         _______________               ______________

/s/ Daniel A. Baker               President & Chief             March 24, 1997
 -  --------------------------    Executive Officer
    Daniel A. Baker               (Principal Executive Officer) ______________

/s/ Thomas W. Petschauer          Executive Vice President
 -  --------------------------    & Chief Financial Officer     March 24, 1997
    Thomas W. Petschauer          (Principal Financial Officer) ______________

/s/ Allen L. Taylor               Co-Chairman of the Board      March 24, 1997
 -  --------------------------                                  ______________
    Allen L. Taylor

/s/ Donald V. Mager               Co-Chairman of the Board      March 24, 1997
 -  --------------------------                                  ______________
    Donald V. Mager

/s/ Charles M. Osborne            Director                      March 24, 1997
 - ---------------------------                                  ______________
    Charles M. Osborne

/s/ Brian D. Shiffman             Secretary                     March 24, 1997
 -  --------------------------                                  ______________
    Brian D. Shiffman

/s/ Michael F. Reeves             Director                      March 24, 1997
 -  --------------------------                                  ______________
    Michael F. Reeves

/s/ Cordell E. Lomen              Controller                    March 24, 1997
 -  --------------------------                                  ______________
    Cordell E. Lomen


INDEPENDENT AUDITORS' REPORT

To The Board of Directors and Shareholders of Printware, Inc.:

We have audited the accompanying balance sheets of Printware, Inc. (the Company) as of December 31, 1996 and 1995 and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Printware, Inc. at December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.




Deloitte & Touche LLP
________________________

Minneapolis, Minnesota
January 28, 1997

                            PRINTWARE, INC.
                            BALANCE SHEETS
                      DECEMBER 31, 1996 and 1995
                                               December 31,      December 31,
                                                  1996              1995
                  ASSETS                       ____________      ___________
CURRENT ASSETS:
  Cash and cash equivalents                    $   523,543       $ 2,568,852
  Investments                                   10,266,917                --
  Receivables from nonaffiliates                   693,347           511,085
  Receivables from affiliates                      467,036           262,655
  Inventories                                    1,762,795         1,727,342
  Prepaid expenses                                  40,034            17,394
  Deferred income taxes                            550,842                --
                                               ___________       ___________
Total Current Assets                            14,304,514         5,087,328

PROPERTY AND EQUIPMENT, net of accumulated
 depreciation and amortization                     109,239           130,677

INTANGIBLE ASSETS, net of accumulated
 amortization                                       31,236            34,396
DEFERRED INCOME TAXES                              130,000                --
                                               ___________       ___________
TOTAL ASSETS                                   $14,574,989       $ 5,252,401
                                               ===========       ===========
                  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                             $   521,486       $   436,852
  Accrued expenses                                 453,449           469,108
  Deferred revenues                                349,728            29,773
                                               ___________       ___________
    Total Current Liabilities                    1,324,663           935,733

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred Stock, no specified par value;
   1,000,000 shares authorized;
   none issued and outstanding                          --                --

  Common Stock, no par value, authorized
   15,000,000 shares: issued and outstanding
   4,850,694 and 3,627,013 at
   December 31, 1996, and 1995, respectively    21,984,596        15,514,138
  Accumulated deficit                           (8,814,066)      (11,197,470)
  Unearned compensation on stock options           (11,497)               --
  Net unrealized gain on available-
   for-sale securities                              91,293                --
                                               ___________       ___________
    Total shareholders' equity                  13,250,326         4,316,668
                                               ___________       ___________
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY     $14,574,989       $ 5,252,401
                                               ===========       ===========

See notes to financial statements.

                              PRINTWARE, INC.
                         STATEMENTS OF OPERATIONS
               YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                               Years Ended December 31
                                       ____________________________________
                                          1996         1995         1994
                                       __________   __________   __________
REVENUES FROM NONAFFILIATES            $3,299,499   $4,889,761   $3,775,958
REVENUES FROM AFFILIATES                4,116,536    3,498,387    2,850,967
                                       __________   __________   __________
TOTAL REVENUES                          7,416,035    8,388,148    6,626,925
COST OF REVENUES                        4,350,696    5,003,956    4,102,401
                                       __________   __________   __________
GROSS MARGIN                            3,065,339    3,384,192    2,524,524

OPERATING EXPENSES:
  Research and development                789,824      757,131      956,807
  Selling, general and administrative     982,250    1,072,878      945,533
                                       __________   __________   __________
    Total                               1,772,074    1,830,009    1,902,340
                                       __________   __________   __________
INCOME FROM OPERATIONS                  1,293,265    1,554,183      622,184
OTHER INCOME (EXPENSE):
  Net gain on arbitration award                --      192,335           --
  Interest expense                           (236)      (3,333)      (4,457)
  Interest and other income               429,263       72,740       27,375
                                       __________   __________   __________
INCOME BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEM                1,722,292    1,815,925      645,102
INCOME TAX (BENEFIT) EXPENSE             (661,112)      22,500        2,000
                                       __________   __________   __________

INCOME BEFORE EXTRAORDINARY ITEM        2,383,404    1,793,425      643,102
EXTRAORDINARY ITEM-GAIN ON
 EXTINGUISHMENT OF DEBT                        --           --      140,927
                                       __________   __________   __________
NET INCOME                             $2,383,404   $1,793,425   $  784,029
                                       ==========   ==========    =========

NET INCOME PER COMMON AND
 COMMON EQUIVALENT SHARE:
 Income before extraordinary item      $       .56  $      .48   $      .17
 Extraordinary item                             --          --          .04
                                       ___________  __________   __________

 Net income                            $       .56  $      .48   $      .21
                                       ===========  ==========   ==========

WEIGHTED AVERAGE NUMBER OF
 COMMON AND COMMON EQUIVALENT
 SHARES OUTSTANDING                      4,237,629   3,699,814    3,680,934
                                       ===========   =========    =========

See notes to financial statements.

                                             PRINTWARE, INC.
                                    STATEMENTS OF SHAREHOLDERS' EQUITY
                               YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                                                     Unearned     Net unrealized
                                                                   compensation   gain on avail-
                             Common Stock           Accumulated     on stock      able-for-sale
                           Shares       Amount        deficit       options        securities
                         _________    ___________   ____________   ____________   ______________
BALANCE AT 12/31/93      3,615,326    $15,479,076   $(13,774,924)
Shares issued in
 connection with
 extinguishment of debt      5,500         16,500             --
Shares issued pursuant
 to exercise of stock
 options                       150            450             --
Shares issued for
 services performed for
 the Company                 2,800          8,400             --
Net income                      --             --        784,029
                        __________    ___________   ____________

BALANCE AT 12/31/94      3,623,776     15,504,426    (12,990,895)
Shares issued pursuant
 to exercise of stock
 options                       737          2,212             --
Shares issued for
 services performed for
 the Company                 2,500          7,500             --
Net income                      --             --      1,793,425
                        __________    ___________   ____________

BALANCE AT 12/31/95      3,627,013     15,514,138    (11,197,470)
Shares issued in public
 offering (net of
 issuance cost of
 $822,447)               1,200,000      6,377,553             --
Shares issued pursuant
 to exercise of stock
 options                    42,455        127,365             --
Shares redeemed and
 retired                   (21,274)      (113,922)            --
Shares issued for
 services performed for
 the Company                 2,500          7,500             --
Compensation on
 issuance of stock
 options                        --         71,962             --   $    (71,962)
Stock option compensation
 earned                         --             --             --         60,465
Unrealized gain on
 available-for-sale
 securities, net of tax         --             --             --             --   $       91,293
Net income                      --             --      2,383,404             --               --
                        __________    ___________    ___________   ____________   ______________
BALANCE AT 12/31/96      4,850,694    $21,984,596    $(8,814,066)  $    (11,497)  $       91,293
                        ==========    ===========    ============  ============   ==============

See notes to financial statements.

                            PRINTWARE, INC.
                        STATEMENTS OF CASH FLOWS
             YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                             Years Ended December 31,
                                      _______________________________________
                                         1996          1995          1994
                                      ___________   ___________   ___________

OPERATING ACTIVITIES:
Net income                            $ 2,383,404   $ 1,793,425   $   784,029
Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
  Depreciation and amortization            63,653        71,271        92,813
  Common Stock issued for services          7,500         7,500         8,400
  Stock option compensation earned         60,465            --            --
  Gain on sale of available-for-sale
    securities                            (19,502)           --            --
  Extraordinary item                           --            --      (140,927)
  Deferred income taxes                  (730,000)           --            --
  Changes in operating assets and
   liabilities:
    Receivables from nonaffiliates       (182,262)     (234,795)       98,149
    Receivables from affiliates          (204,381)      (31,003)      (31,652)
    Inventories                           (35,453)      116,356       636,099
    Prepaid expenses                      (22,640)       26,257       (15,559)
    Accounts payable                       84,634        (8,207)     (479,317)
    Accrued expenses                      (15,659)      126,120      (227,093)
    Deferred revenues                     319,955      (145,577)   (1,102,361)
                                      ___________   ___________   ___________
     Net cash provided by (used in)
      operating activities              1,709,714     1,721,347      (377,419)

INVESTING ACTIVITIES:
  Purchases of available-for-sale
    securities                        (12,620,382)           --            --
  Sale of available-for-sale
    securities                          2,513,418            --            --
  Purchases of property and equipment     (39,055)      (15,375)      (50,200)
  Increase in intangible assets                --            --          (984)
                                      ___________   ___________   ___________
     Net cash used in
      investing activities            (10,146,019)      (15,375)      (51,184)

FINANCING ACTIVITIES:
  Proceeds from issuance of
   Common Stock                         6,504,918         2,212           450
  Common Stock redeemed and retired      (113,922)           --            --
                                      ___________   ___________   ___________
  Net cash provided by financing
   activities                           6,390,996         2,212           450
                                      ___________   ___________   ___________
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                  (2,045,309)    1,708,184      (428,153)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF YEAR                      2,568,852       860,668     1,288,821
                                      ___________   ___________   ___________
CASH AND CASH EQUIVALENTS,
 END OF YEAR                          $   523,543   $ 2,568,852   $   860,668
                                      ===========   ===========   ===========
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Cash paid during the period for:
    Interest                          $       236   $     3,333   $     4,457
                                      ===========   ===========   ===========
    Income taxes                      $    75,900   $    15,488   $     2,000
                                      ===========   ===========   ===========
OTHER NONCASH ITEM:
    Issuance of Common Stock for
     extinguishment of debt           $        --   $        --   $    16,500
                                      ===========   ===========   ===========

See notes to financial statements.

                                 PRINTWARE, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND
1994

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
Printware, Inc. ("Printware" or the "Company") designs, builds and markets "Computer-to-Plate" systems that are used by the offset printing industry to create printing plates directly from computer data. These systems replace the traditional process of typesetting, paste-up, camera work and processing film to produce a printing plate.

Revenue Recognition
Revenue for equipment and supply sales is recognized at the time of shipment to customers. Revenue from development projects and their related costs are recognized as the work is performed. Revenue related to installation, training and support is recognized when the services are performed. Revenue from development projects, installation, training and support is less than 10% of total revenues for the years ended December 31, 1996, 1995 and 1994.

Net Income Per Common and Common Equivalent Share
Net income per common and common equivalent share is computed by dividing net income by the weighted average number of shares of Common Stock and dilutive Common Stock equivalents outstanding. The total weighted average number of common and common equivalent shares outstanding has been adjusted to give effect to the reverse stock split authorized by the Company's shareholders effective April 25, 1996. Common Stock equivalents result from dilutive stock options and warrants. Common equivalent shares are not included in the per share calculations when the effect of their inclusion would be antidilutive, except that, in accordance with Securities and Exchange Commission requirements, common and common equivalent shares issued during the 12 months prior to the Company's initial public offering have been included in the calculation (using the treasury stock method based on an initial public offering price of $6.00 per share) as if they were outstanding for all periods presented. Fully diluted earnings per common share is substantially equivalent to primary earnings per share and is therefore not separately presented.

Cash Equivalents
Cash equivalents consist primarily of investments in commercial paper and certificates of deposit, which have original maturities of three months or less.

Investments
The Company classifies and accounts for debt and equity securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company's portfolio is classified as available for sale; thus, securities are recorded at fair market value and any associated gain or loss, net of tax, is included as a separate component of shareholders' equity, "Net Unrealized Gain on Available-For-Sale Securities." Gains or losses on securities are computed based on the cost of specific securities sold. The Company had no available-for-sale securities at December 31, 1995. A summary of amortized costs and market values on available-for-sale securities as of December 31, 1996 consists of the following:


                                          Gross          Gross
                          Amortized     Unrealized     Unrealized     Market
Description                  Cost          Gain           Loss         Value
_____________________    ___________    __________    __________    ___________

Corporate Bonds          $ 8,473,369    $ 127,475     $     (503)   $ 8,600,341
Municipal & Agency Bonds   1,508,981       14,650         (1,171)     1,522,460
Others                       144,116           --             --        144,116
                         ___________    _________     __________    ___________
Totals                   $10,126,466    $ 142,125     $   (1,674)   $10,266,917
                         ===========    =========     ==========    ===========

Maturities of available-for-sale securities are as follows:


                                                Fair Market
Description                                     Value
_____________________                           ___________
Less Than 1 Year                                $   144,116
From 1 to 5 Years                                10,122,801
                                                ___________
Total                                           $10,266,917
                                                ===========

Credit Risk
The Company generally does not require collateral for its trade accounts receivable. The Company manages credit risk by evaluating creditworthiness regularly. Accounts receivable for which collectibility is not assured are reserved for through establishment of an allowance for doubtful accounts. Customer accounts considered by management to be uncollectible are written off.

Inventories
Inventories are valued at the lower of cost (determined on a first-in, first-out basis) or market. The Company has recorded inventory valuation reserves of $471,000 and $545,000 at December 31, 1996 and 1995, respectively.

Inventories are periodically reviewed for obsolescence or surplus stock.
Items considered obsolete or surplus are written off or a valuation reserve is established to write such inventories down to their net realizable value.

The Company is dependent on several key suppliers for plate material and raster image processing software. All of the Company's agreements with these suppliers can be canceled by either party under certain circumstances.

Property and Equipment
Property and equipment are recorded at cost. Office equipment, software, machinery and equipment and tooling are depreciated on a straight-line basis over five years. Motor vehicles are depreciated on a straight-line basis over three years. Leasehold improvements are amortized on a straight-line basis over the term of the lease.

Impairment of Long-Lived Assets
Management periodically reviews the carrying value of long-term assets for potential impairment by comparing the carrying value of these assets to the estimated undiscounted future cash flows expected to result from the use of these assets. Should the sum of the related, expected future net cash flows be less than the carrying value, an impairment loss would be recognized. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. To date, management has determined that no impairment of these assets exists.

Intangible Assets
Intangible assets are recorded at cost and are being amortized on a straight-line basis over 17 years for patents and between two and five years for license rights.

Research and Development Expenditures
Research and development expenditures are charged to expense as incurred.

Accounting for Warranty Costs
The Company records estimated future warranty costs when the equipment is shipped to customers.

Management Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Financial Risks and Uncertainties
In accordance with American Institute of Certified Public Accountants Statement of Position No. 94-6, Disclosure of Certain Significant Risks and Uncertainties, the Company has disclosed in the financial statements certain financial risks and uncertainties to which it is subject, including concentration of sales to a limited number of customers, certain suppliers of raw materials and other key components included in its manufactured equipment and the use of estimates to review the carrying value of long-lived assets. The nature of the Company's operations exposes the Company to certain business risks. The market for "Computer-to-Plate" systems is highly competitive and subject to rapid technological change and evolving industry standards that may affect both the operations, operating results and financial condition of the Company and its customers.

2.  DETAILS OF SELECTED BALANCE SHEET ACCOUNTS

                                                  December 31,
                                       ____________________________________
                                           1996                    1995
                                       ___________              ___________

Receivables from Nonaffiliates:
Trade                                  $   719,804              $   532,883
Employees                                      696                    3,115
Allowance for doubtful accounts            (27,153)                 (24,913)
                                       ___________              ___________
Total receivables                      $   693,347              $   511,085
                                       ===========              ===========

Inventories:
Raw materials                          $   846,613              $   782,189
Work-in-process                            196,279                  165,246
Finished goods                             719,903                  779,907
                                       ___________              ___________

Total inventories                      $ 1,762,795              $ 1,727,342
                                       ===========              ===========

Property and Equipment:
Office equipment                       $   406,643              $   395,650
Software                                   103,105                   94,547
Machinery and equipment                    244,650                  225,906
Leasehold improvements                      74,762                   74,762
Tooling and spares                         334,761                  334,001
Motor vehicles                              10,063                   10,063
                                        __________              ___________
Total property and equipment             1,173,984                1,134,929
Less accumulated depreciation and
 amortization                            1,064,745                1,004,252
                                        __________              ___________
Net property and equipment             $   109,239              $   130,677
                                       ===========              ==========+

Intangible Assets:
License rights                         $   560,020              $   560,020
Patents                                     53,701                   53,701
                                       ___________              ___________
Total intangible assets                    613,721                  613,721
Less accumulated amortization              582,485                  579,325
                                       ___________              ___________
Net intangible assets                  $    31,236              $    34,396
                                       ===========              ===========

Accrued Expenses:
Accrued payroll and related            $    88,692              $    77,339
Accrued vacation and benefits              147,656                  126,479
Accrued professional services              158,379                  204,175
Accrued warranty reserve                    35,940                   33,038
Accrued income taxes                            --                    7,012
Accrued other                               22,782                   21,065
                                       ___________              ___________
Total accrued expenses                 $   453,449              $   469,108
                                       ===========              ===========

3. SHAREHOLDERS' EQUITY

On April 25, 1996 the Company's shareholders approved a one-for-four reverse stock split, effective immediately. All references in the financial statements to the number of shares, per share amounts, stock option plan data and the statements of shareholders' equity have been restated to reflect the split. On April 25, 1996 the Company's shareholders approved an amendment to the Company's Articles of Incorporation, whereby the authorized stock of the Company was stated as 15,000,000 shares of Common Stock, no par value and 1,000,000 shares of Preferred Stock, no specified par value. The Company's Board of Directors may designate any series and fix any relative rights and preferences of the Preferred Stock. The authorized shares have been restated in the financial statements to reflect the impact of this amendment. At December 31, 1996 no shares of Preferred Stock were issued or outstanding.

On July 2, 1996 the Company issued 1,200,000 shares of Common Stock at a price of $6.00 per share as part of its initial public offering.

During the years ended December 31, 1996, 1995 and 1994, certain employees exercised stock options and purchased a total of 42,455, 737 and 150 shares of Common Stock, respectively, at $3.00 per share.

The Company also issued 2,500, 2,500 and 2,800 shares of Common Stock valued at $7,500, $7,500 and $8,400 in consideration for services rendered during the years ended December 31, 1996, 1995 and 1994, respectively.

During 1994 the Company extinguished debt of $157,427 through the issuance of 5,500 shares of the Company's Common Stock valued at $16,500 which resulted in an extraordinary gain of $140,927. The repurchase of the debt canceled the Company's obligation under a research agreement with a governmental agency.

Prior to July 2, 1996 Common Stock values were based on management's estimates of the fair value of the Company's Common Stock and prices after July 2, 1996 were based on the fair market value of the Company's stock on the Nasdaq Market.

Stock Options
On April 25, 1996 the Company's shareholders approved a new stock option plan (the 1996 Stock Plan) which provides for the granting of options and restricted stock to certain officers, employees, directors and consultants to purchase up to 500,000 shares of Common Stock. The 1996 Stock Plan also provides for the automatic grant of an option for 1,000 shares of the Company's Common Stock, exercisable for a period of five years, to each non-employee director, upon the adoption of the 1996 Stock Plan and upon the election or re-election as a member of the Board of Directors. Such Board of Directors options will be issued with an exercise price equal to the fair market value of the Common Stock on the date the option is granted.

The Company's prior incentive stock option plans provided that stock options to purchase an aggregate of 375,000 shares of Common Stock may be granted to certain officers and employees. The exercise price could not be less than 100% of the fair market value of the Common Stock on the date the option was granted. No additional options under the Company's prior plans will be granted.

All options issued after August 1992 become exercisable either 100% after three years from date of grant, 100% on date of grant or 100% one year after date of grant. All of these options expire either five, six or ten years from the date of grant.

The estimated fair value of options granted during 1996 and 1995 were $4.09 and $1.52, respectively. The Company applies Accounting Principles Board Opinion No. 25 (APB 25) and related interpretations in accounting for its stock option plans. Total compensation costs of $71,962 have been recognized for stock option grants during the year ended December 31, 1996 under the provisions of APB 25. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with Statement of Financial Accounting Standards No. 123, the Company's net income and earnings per share for the years ended December 31, 1996 and 1995 would have been reduced to the pro forma amounts as follows:


                                1996           1995
                                ____           _____
        Net income:
           As reported          $2,383,404     $1,793,425
           Pro forma            $1,749,029     $1,761,112

        Net income per share:
           As reported          $.56           $.48
           Pro forma            $.41           $.48

The fair value of options granted under the Company's stock option plans during 1996 and 1995 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: no dividend yield, expected volatility of 75%, risk-free interest rates between 5.4% and 7.7% and expected lives between 5 and 10 years.

Stock option activity during the years ended December 31, 1996, 1995 and 1994 is summarized below:


                                              Year Ended December 31,
                      __________________________________________________________________________
                             1996                     1995                        1994
                      _____________________    ______________________     ______________________
                                 Wgtd. Avg.               Wgtd. Avg.                 Wgtd. Ave.
                      Shares     Exer.Price    Shares    Exer. Price     Shares      Exer. Price
                      _______    __________    _______    ___________     _______    ___________

Outstanding at
 beginning of year    102,972    $    3.00      82,406    $    3.00        95,160    $    3.00
Granted               278,681         5.61      23,087         3.00         1,912         3.00
Canceled               (1,758)        3.00      (1,784)        3.00       (14,516)        3.00
Exercised             (42,455)        3.00        (737)        3.00          (150)        3.00
                      _______    __________    _______    ___________     _______    ___________
Outstanding at
 end of year          337,440    $   5.15      102,972    $    3.00        82,406    $    3.00
                      =======    ==========    =======    ===========     =======    ===========
Options exercisable
 at year end          178,084                   79,548                     79,872
                      =======                  =======                    =======

               Options       Wgtd. Avg.                        Options
Exercise     Outstanding     Contractual      Wgtd. Avg.     Exercisable      Wgtd. Avg.
 Prices      at 12/31/96     Life (Yrs.)     Exer. Price     at 12/31/96     Exer. Price
________     ___________     ___________     ___________     ___________     ___________

$  3.00           95,040          4.66       $    3.00            58,084     $    3.00
   5.63            2,400          5.68            5.63                --          5.63
   6.00          240,000          5.81            6.00           120,000          6.00
________     ___________     ___________     ___________     ___________     ___________
                 337,440          5.49       $    5.15           178,084     $    5.01
             ===========     ===========     ===========     ===========     ===========

Warrants
Warrant activity is summarized as follows:

                                                                 Aggregate
                                        Number of   Price per     Exercise
                                          Shares      Share        Price
                                        _________   _________    _________

Balance at December 31, 1994 and 1995       5,000   $    3.00    $  15,000
Issued July 2, 1996                       120,000        7.20      864,000
                                        _________   _________    _________
Balance at December 31, 1996              125,000   $3.00-7.20   $ 879,000
                                        =========   ==========   =========

In connection with the Company's initial public offering, the Representative of the Underwriters was granted warrants to purchase up to 120,000 shares of Common Stock at $7.20 per share, exercisable commencing July 2, 1997 and expiring July 2, 2001.

Restricted Stock
The Company has entered into a restricted stock compensation plan with an officer of the Company under which the Company issued 10,000 shares of restricted stock to the officer over a four year period, provided that the officer remained an employee of the Company as of the anniversary date of the plan. Under this plan the last 2,500 shares were issued as of December 31, 1996. Compensation expense related to these restricted stock issuances has been recorded in the statements of operations.

1996 Employee Stock Purchase Plan
The Company's 1996 Employee Stock Purchase Plan (the "Stock Purchase Plan") was adopted on April 25, 1996 and provides for the issuance of up to 100,000 shares of Common Stock. With certain exceptions, all employees of the Company who have been employed by the Company for at least six months and who are employed at least 20 hours per week and at least five months per year, including officers and directors who are employees, are eligible to participate in the Stock Purchase Plan. The Stock Purchase Plan consists of periodic offerings, with the first offering planned to begin on April 1, 1997. Each offering under the Stock Purchase Plan will be for a period determined by a stock purchase committee appointed by the Board of Directors, but not to exceed 27 months. An employee may elect to have up to a maximum of 10% deducted from his or her regular salary for the purpose of purchasing shares under the Stock Purchase Plan. The price at which the employee's shares are purchased is the lower of (a) 85% of the closing price of the Common Stock on the day that the offering commences or (b) 85% of the closing price of the Common Stock on the day that the offering terminates. No shares have been issued under the Stock Purchase Plan.

4. LEASES

The Company leases office and manufacturing space of 35,410 square feet under a noncancelable operating lease which expires on July 31, 1998 and contains an option to renew for up to three additional years. The Company is also responsible for all taxes, utilities and assessments. Rent expense for all leases was $84,000, $87,000 and $107,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

At December 31, 1996, future minimum lease payments due, excluding taxes and utilities, were $84,000 for 1997 and $50,000 for 1998, resulting in a total of $234,000.

5. LICENSING AND ROYALTY AGREEMENTS

The Company has a licensing agreement with a minority shareholder whereby the Company received all associated laser printer technology, including rights to patents, know-how, software, firmware, documentation and access to the minority shareholder's experts who were involved in the development effort. The Company also received multiple prototypes of two models. In return, the minority shareholder receives royalties of up to 2% of net revenues from laser imager sales and received warrants to purchase shares of Common Stock of the Company which were issued in 1987. The warrants expired during 1994. Royalty expense relating to this agreement was $1,200, $1,800 and $9,014 for the years ended December 31, 1996, 1995 and 1994, respectively.

The Company had a software development and license agreement with a third party in which the Company was to fund certain software development costs and to pay royalties on products sold. The agreement expired during 1994. All royalty expense relating to this agreement has been insignificant.

The Company has purchased license rights for up to 100,000 copies of 300 fonts (typefaces) for $395,000. In December 1989, the Company paid $100,000 to extend the original agreement through December 31, 1993. These payments have been included in intangible assets and were amortized over the four years ended December 31, 1993. The Company has extended this agreement through December 31, 1997 at no additional cost.

6. DEFERRED REVENUES

In 1996 the Company entered into an agreement with a customer, who is a shareholder, to build certain equipment. The customer advanced $361,330 to the Company (a portion of the total contract). The Company has shipped $80,735 of equipment to this customer as of December 31, 1996 under this contract.

During 1993 the Company had entered into several agreements with customers for the purchase of new products, supplies and research and development projects. As part of these agreements, the Company received advance payments totaling $755,712 during 1993. The Company shipped equipment and supplies under these agreements totaling nil, $142,750 and $385,450 during the years ended December 31, 1996, 1995 and 1994, respectively. During 1994, a customer, who is a shareholder, canceled a contract for equipment which led to its forfeiture of certain equipment advances totaling $679,434. As a result of the contract cancellation, the Company devalued the related inventory. There was no material gain or loss resulting from the contract cancellation.

The balances remaining under all the agreements at December 31, 1996 and 1995 were $349,728 and $29,773, respectively.

7. MAJOR CUSTOMERS AND EXPORT REVENUES

Revenues to one customer, excluding the related party total revenues, amounted to $1,066,000 (14.4%), $1,464,000 (17.5%) and $140,000 (2.1%) for the years ended December 31, 1996, 1995 and 1994, respectively. No other customer accounted for 10% or more of total revenues for these periods.

The Company's export revenues did not exceed 10% of total revenues for the years ended December 31, 1996, 1995 and 1994.

8. INCOME TAXES

The Company records income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes.

For income tax purposes, the Company had net operating loss carryforwards of approximately $8,500,000 as of December 31, 1996. If not used, these carryforwards will begin to expire in 2003. Under the Tax Reform Act of 1986, certain future changes in ownership resulting from the sale or issuance of stock may limit the amount of net operating loss carryforwards which can be utilized on an annual basis.

Deferred tax assets and liabilities represent temporary differences between the basis of assets and liabilities for financial reporting purposes and tax purposes. Deferred tax assets are primarily comprised of reserves which have been deducted for financial statement purposes, but have not been deducted for income tax purposes and the tax effect of net operating loss carryforwards. The Company annually estimates the amount of deferred tax assets which it expects to realize based on historical averages of pretax accounting income and estimates of future pretax accounting income. The Company has recorded a valuation allowance to reduce recorded deferred tax assets to the amount of deferred tax benefit expected to be realized.

Deferred taxes as of December 31, 1996 and 1995 are summarized as follows:

                                                1996           1995
                                              _________      _________
Current deferred taxes:

   Inventory reserves                         $ 165,000      $ 192,000
   Accrued vacation                              39,000         35,000
   Allowance for doubtful accounts                9,500          9,000
   Unrealized gain on investments               (49,158)            --
   Tax net operating loss carryforwards         318,500             --
   Other                                         68,000         18,000
   Valuation allowance                               --       (254,000)
                                               ________       ________
Total                                         $ 550,842      $      --
                                               ========       ========

Long-term deferred taxes:

   Tax net operating loss carryforwards     $ 2,656,500     $3,675,000
   Tax credit carryforwards                      76,500         32,000
   Valuation allowance                       (2,603,000)    (3,707,000)
                                            ___________     __________
Total                                       $   130,000     $       --
                                            ===========     ==========

A reconciliation of the expected federal income taxes, using the effective statutory federal rate of 35%, with the provision (benefit) for income taxes is as follows:

                                         1996        1995         1994
                                      __________   _________    _________
Provision for income taxes:
  Expected federal expense (benefit)  $  602,800   $ 635,000    $ 275,000
  State taxes, net of federal benefit      7,900       2,000        2,000
  Change in valuation allowance       (1,358,000)   (587,000)    (275,000)
  AMT                                     44,500          --           --
  Other                                   41,688     (27,500)          --
                                      __________   _________    _________
Total                                 $ (661,112)  $  22,500    $   2,000
                                      ==========   =========    =========


Income tax (benefit) expense for the years ended December 31, 1996, 1995 and 1994 consist of the following:

                                         1996        1995         1994
                                      __________   _________    _________
Current tax provision:
  Federal                             $   60,988   $  16,150    $      --
  State                                    7,900       6,350        2,000
Deferred -- primarily federal           (730,000)         --           --
                                      __________   _________    _________
Income tax (benefit) expense          $ (661,112)  $  22,500    $   2,000
                                      ==========   =========    =========


9. RELATED PARTY TRANSACTIONS

The Company sells products to two of its shareholders and also contracts for certain products and production services with these shareholders. In addition to revenues from affiliates and accounts receivable from affiliates as shown on the financial statements, a summary of these transactions as of and for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                                   December 31,
                                      ____________________________________
                                          1996        1995         1994
                                      __________   __________   __________
Total purchases of production
  services                            $    7,000   $   44,000   $   91,000
Accounts payable                           1,000           --        8,000


10. COMMITMENTS AND CONTINGENCIES

During 1995, the Company received a favorable arbitration award from a dispute with A. B. Dick Company, a former customer. The Company recognized a gain of $192,000 after expenses of approximately $142,000 in this dispute. This gain is included in the statements of operations under other income (expense).

The Company is involved in various other legal actions in the normal course of business. Management is of the opinion that the outcome of such actions will not have a significant effect on the Company's financial position or results of operations.

11.  401(K) PROFIT SHARING PLAN

The Company's 401(k) Profit Sharing Plan (the "401(k) Plan") became effective August 1, 1994. The 401(k) Plan is intended to qualify under Section 401(k) of the Internal Revenue Code. All employees employed by the Company in the United States for at least 30 hours per week are eligible to participate in the 401(k) Plan as of the next calendar quarter following one year after date of hire by the Company. Each eligible employee may contribute to the 401(k) Plan, through payroll deductions, up to 15% of his or her salary, subject to statutory limitations. The 401(k) Plan permits, but does not require, additional contributions to the 401(k) Plan by the Company of up to 2% of the compensation paid by the Company to each employee in the previous calendar quarter. The Company's contributions are made at the discretion of the Board of Directors, within the limits of the 401(k) Plan. The Company has made a contribution of 1% of the compensation of each participating employee each quarter since the adoption of the 401(k) Plan. The Company's contributions to the 401(k) Plan were $13,411, $13,352 and $4,769 for the years ended December 31, 1996, 1995 and 1994, respectively.