Form 10-Q
period 1997-04-05
PRINTWARE INC
filed 1997-04-30
CIK 801529

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        April 5, 1997

Commission file Number                000-20729

                      PRINTWARE, INC.
(Exact name of registrant as specified in its charter.)

          Minnesota                   41-1522267
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)     Identification No.)

1270 Eagan Industrial Road, St. Paul, MN       55121
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

     Common Stock, no Par Value - 4,853,106 shares as of
April 28, 1997.

                      PART I - FINANCIAL INFORMATION
                      ITEM 1. - FINANCIAL STATEMENTS

                            PRINTWARE, INC.

                CONDENSED STATEMENTS OF OPERATIONS
          QUARTER ENDED APRIL 5, 1997 AND MARCH 30, 1996
                 DOLLARS IN THOUSANDS EXCEPT PER SHARE
                              (UNAUDITED)

                                                Quarter ended
                                            April 5        Mar 30
                                            _______        _______
                                            1997            1996
                                            ______         ______

REVENUES FROM NONAFFILIATES                $   477         $1,126
REVENUES FROM AFFILIATES                     1,370            706
                                            ______         ______
TOTAL REVENUES                               1,847          1,832
COST OF REVENUES                             1,041          1,110
                                            ______         ______
GROSS MARGIN                                   806            722

PERIOD COSTS:
  Research and development                     213            179
  Selling, general and administrative          328            238
                                            ______         ______
    Total                                      541            417
                                            ______         ______
INCOME FROM OPERATIONS                         265            305
OTHER INCOME (EXPENSE):
  Interest expense                              --             --
  Interest and other income                    195             32
                                            ______         ______
INCOME BEFORE INCOME TAXES                     460            337
INCOME TAXES                                    --              6
                                            ______         ______
NET INCOME                                  $  460         $  331
                                            ======         ======

NET INCOME PER COMMON AND
 COMMON EQUIVALENT SHARE:                   $  .09         $  .09
                                            ======         ======

WEIGHTED AVERAGE NUMBER OF
 COMMON AND COMMON EQUIVALENT
 SHARES OUTSTANDING                      4,886,952      3,699,997
                                         =========      =========

See notes to condensed financial statements.



                          PRINTWARE, INC.

                      CONDENSED BALANCE SHEETS
              DOLLARS IN THOUSANDS EXCEPT SHARE INFORMATION
                              (UNAUDITED)

                                ASSETS
                                                 April 5,       December 31,
                                                  1997              1996
                                              ____________      ____________

CURRENT ASSETS:
  Cash and cash equivalents                      $   415          $   524
  Marketable securities available-for-sale        10,616           10,267
  Receivables from nonaffiliates                     308              693
  Receivables from affiliates                        516              467
  Inventories                                      1,890            1,763
  Deferred income taxes - current                    600              551
  Prepaid expenses                                    53               40
                                                 _______          _______
    Total Current Assets                          14,398           14,305
PROPERTY AND EQUIPMENT, net of accumulated
 depreciation and amortization                       121              109

INTANGIBLE ASSETS, net of accumulated
 amortization                                         31               31
DEFERRED INCOME TAXES - long-term                    130              130
                                                 _______          _______
                                                 $14,680          $14,575
                                                 =======          =======

                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                               $   462          $   522
  Accrued expenses                                   380              453
  Deferred revenues                                  231              350
                                                 _______          _______
    Total Current Liabilities                      1,073            1,325

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred Stock, no specified par value;
   1,000,000 shares authorized;
   none issued and outstanding                        --               --

  Common Stock, no par value, authorized
   15,000,000 shares: issued and outstanding
   4,852,894 shares at April 5, 1997;
   4,850,694 at December 31, 1996,
   respectively                                   21,994           21,984
  Unrealized holding gain (loss) on securities
   available-for-sale                                (27)              91
  Unearned compensation on stock options              (6)             (11)

  Accumulated deficit                             (8,354)          (8,814)
                                                 _______          _______
    Total shareholders' equity                    13,607           13,250
                                                 _______          _______

                                                 $14,680          $14,575
                                                 =======          =======

See notes to condensed financial statements.


                            PRINTWARE, INC.

                  CONDENSED STATEMENTS OF CASH FLOWS
             QUARTER ENDED APRIL 5, 1997 AND MARCH 30, 1996
                           DOLLARS IN THOUSANDS
                                (UNAUDITED)

                                                 April 5,        March 30,
                                                  1997             1996
                                              ____________     ____________

OPERATING ACTIVITIES:
Net income                                      $  460             $  331
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                     15                 16
  Common Stock issued for services                  --                  8
  Unearned compensation on stock options             5                 --
  Deferred income taxes                            (49)                --
  Changes in operating assets and liabilities:
    Receivables from nonaffiliates                 385                 69
    Receivables from affiliates                    (49)               (39)
    Inventories                                   (127)               103
    Prepaid expenses                               (13)               (52)
    Accounts payable                               (60)               (46)
    Accrued expenses                               (73)              (161)
    Deferred revenues                             (119)                12
                                                ______             ______
     Net cash provided by
      operating activities                         375                241

INVESTING ACTIVITIES -
  Purchases of marketable securities
      available-for-sale                          (467)                --
  Purchases of property and equipment              (27)               (15)
  Increase in intangible assets                     --                 --
                                                ______             ______
     Net cash used in
      investing activities                        (494)               (15)

FINANCING ACTIVITIES -
  Proceeds from issuance of Common Stock            10                  1
                                                ______             ______
NET (DECREASE)INCREASE IN CASH
 AND CASH EQUIVALENTS                             (109)               227
CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                               524              2,569
                                                ______             ______
CASH AND CASH EQUIVALENTS,
 END OF PERIOD                                  $  415             $2,796
                                                ======             ======
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Cash paid during the period for:
    Interest                                    $   --             $   --
                                                ======             ======
    Income taxes                                $   --             $    7
                                                ======             ======

See notes to condensed financial statements.

                            PRINTWARE, INC.

                NOTES TO CONDENSED FINANCIAL STATEMENTS
            QUARTER ENDED APRIL 5, 1997 AND MARCH 30, 1996

1. INTERIM FINANCIAL INFORMATION

    The accompanying condensed balance sheet as of April 5, 1997 and the condensed statements of operations for the three months ended April 5, 1997 and March 30, 1996, and the condensed statements of cash flows for the three months ended April 5, 1997 and March 30, 1996 are unaudited. In the opinion of management, such unaudited financial statements include all adjustments, consisting of only normal, recurring accruals, necessary for a fair presentation thereof. The results of operations for any interim period are not necessarily indicative of the results for the year.

                                                 April 5,       December 31,
                                                  1997              1996
                                              ____________      ____________

2. RECEIVABLES FROM NONAFFILIATES:

Trade                                            $  336         $  719
Employees                                            --              1
Allowance for doubtful accounts                     (28)           (27)
                                                 ______         ______
Total receivables from nonaffiliates             $  308         $  693
                                                 ======         ======

3. INVENTORIES:

Raw materials                                    $  830         $  847
Work-in-process                                     261            196
Finished goods                                      799            720
                                                 ______         ______
Total inventories                                $1,890         $1,763
                                                 ======         ======

4. PROPERTY AND EQUIPMENT:

Office equipment                                 $  424         $  407
Software                                            103            103
Machinery and equipment                             252            244
Leasehold improvements                               75             75
Tooling and spares                                  335            335
Motor vehicles                                       10             10
                                                 ______         ______
Total property and equipment                      1,199          1,174
Less: accumulated depreciation and amortization   1,078          1,065
                                                 ______         ______
Net property and equipment                       $  121         $  109
                                                 ======         ======

                           PRINTWARE, INC.

            NOTES TO CONDENSED FINANCIAL STATEMENTS
         QUARTER ENDED APRIL 5, 1997 AND MARCH 30, 1996
                            (Continued)

                                                 April 5,       December 31,
                                                  1997             1996
                                              ____________      ____________
5. INTANGIBLE ASSETS:


License rights                                   $  560         $  560
Patents                                              54             54
                                                 ______         ______
Total intangible assets                             614            614
Less: accumulated amortization                      583            583
                                                 ______         ______
Net intangible assets                            $   31         $   31
                                                 ======         ======

6. ACCRUED EXPENSES:

Accrued payroll and related                      $   73         $   89
Accrued vacation and benefits                       132            147
Accrued professional services                       111            158
Accrued warranty reserve                             40             36
Accrued income taxes                                 11             --
Accrued other                                        13             23
                                                 ______         ______
Total accrued expenses                           $  380         $  453
                                                 ======         ======


7. MARKETABLE SECURITIES
     The Company classifies its marketable securities as available-for-sale. At April 5, 1997 and December 31, 1996, securities available-for-sale are carried at fair value with the net unrealized holding gain or loss included in shareholders' equity.

8. SHAREHOLDERS' EQUITY

     During the three months ended April 5, 1997, the Company issued 2,350 shares of Common Stock due to certain employees exercising their stock options at $3.00 per share.

ITEM 2.                     MANAGEMENT'S DISCUSSION
                   AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

                 RESULTS OF OPERATIONS FOR THE QUARTER ENDED
                      APRIL 5, 1997 AND MARCH 30, 1996

    Total revenues for the 1997 quarter were $1.85 million, an increase of 1% over those of first quarter 1996 which were $1.83 million. The increase was due to an increase in supplies sales to essentially offset a decline of Model 3240 Platesetter sales in the 1997 quarter compared to 1996.

    The increase in revenues in the 1997 quarter from the Company's affiliate was due primarily to variations in order timing.

    The Company's gross margin was $806,000 in the first quarter 1997 versus $722,000 in the comparable quarter in 1996. Gross margin as a percentage of revenue increased from 39% in the first quarter 1996 to 44% in first quarter 1997. The increased margin in 1997 was due primarily to a change in product mix to supplies from the lower margin Model 3240 Platesetter.

    Research and development expenses increased to $213,000 in the first quarter 1997 from $179,000 in the first quarter in 1996. The increase was largely due to the increased expenses associated with the development of the new PlateStream product.

    Selling, general and administrative expenses increased to $328,000 in the first quarter of 1997 from $238,000 in the first quarter of 1996. Selling expenses increased by approximately $50,000 in the first quarter 1997 due to hiring a new marketing manager for the PlateStream product line and increased advertising and exhibition participation. General and administrative expenses were up approximately $40,000 in the 1997 quarter due primarily to higher annual report costs, audit fees and other costs associated with going public.


    Interest, other income and income taxes were $195,000 in the 1997 quarter compared to $26,000 in the 1996 quarter. This interest increase in 1997 is due primarily to increase in cash and investments of over $8.2 million from 1996 the quarter compared to 1997 quarter. This is largely due to the $6.4 million from Company's initial public offering, with the remainder from the Company's positive cash flow from operations.

    The Company's income tax expense primarily consist of minimum taxes due offset by the net operation loss carryforwards.

    Net income for the first quarter of 1997 was $460,000, or $.09 per common and common equivalent share, up from $331,000 or $.09 per share in 1996 as higher margins and investment income offset increased expenses.

LIQUIDITY AND CAPITAL RESOURCES

The current ratio was over 13 to 1 on April 5, 1997 compared to over 10 to 1 on December 31, 1996. Working capital was $13.3 million on April 5, 1997 compared to $13.0 at December 31, 1996. Cash, cash equivalents and investments increased by approximately $200,000 at April 5, 1997 compared to December 31, 1996. These increases were basically due to the past three months profitable operations.

    As of April 5, 1997 the Company has no material commitments which would result in a significant cash outflow other than purchases of inventory in the normal course of business.

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



                                   PRINTWARE, INC.
                                   Registrant


Date:  April 30, 1997            /s/ THOMAS W. PETSCHAUER

                                   ________________________
                                   Thomas W. Petschauer
                                   EXECUTIVE VICE PRESIDENT
                                   & CHIEF FINANCIAL OFFICER
                                   (Principal Financial Officer)


Date:  April 30, 1997            /s/ DANIEL A. BAKER

                                   ________________________
                                   Daniel A. Baker, Ph.D.,
                                   PRESIDENT
                                   & CHIEF EXECUTIVE OFFICER
                                   (Principal Executive Officer)