Form 10-K/A
period 1996-12-31
PRINTWARE INC
filed 1997-05-05
CIK 801529

PRINTWARE, INC.
                      1270 Eagan Industrial Road
                      St. Paul, MN 55121


                                              May 5, 1997


Securities and Exchange Commission
Washington, D.C. 20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith the attached Form 10-K (A) with financial data schedule required for 10-K filed earlier.


Sincerely,

PRINTWARE, INC.

/s/ CORDELL E. LOMEN

____________________________
Cordell E. Lomen, Controller

                            SIGNATURES

     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     PRINTWARE, INC.
                                     Registrant

Date:  May 5, 1997                   /s/ DANIEL A. BAKER
                                     ________________________
                                     Daniel A. Baker, Ph.D.,
                                     PRESIDENT
                                     & CHIEF EXECUTIVE OFFICER
                                     (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant on the dates in the capacities indicated.



    Name                          Title                         Dates
    _____________________         _______________               ______________

/s/ Daniel A. Baker               President & Chief             May 5, 1997
 -  --------------------------    Executive Officer
    Daniel A. Baker               (Principal Executive Officer) ______________

/s/ Thomas W. Petschauer          Executive Vice President
 -  --------------------------    & Chief Financial Officer     May 5, 1997
    Thomas W. Petschauer          (Principal Financial Officer) ______________

/s/ Cordell E. Lomen              Controller                    May 5, 1997
 -  --------------------------                                  ______________
    Cordell E. Lomen
