Form 10-Q
period 1997-07-05
PRINTWARE INC
filed 1997-08-08
CIK 801529

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        July 5, 1997

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

     Common Stock, no Par Value - 4,874,602 shares outstanding as of July 30, 1997.

                      PART I - FINANCIAL INFORMATION
                      ITEM 1. - FINANCIAL STATEMENTS

                            PRINTWARE, INC.

                CONDENSED STATEMENTS OF OPERATIONS
          3 AND 6 MONTHS ENDED JULY 5, 1997 AND JUNE 29, 1996
                 DOLLARS IN THOUSANDS EXCEPT PER SHARE
                              (UNAUDITED)

                                       Three months ended  Six months ended
                                       July 5    June 29   July 5   June 29
                                       ______    ______    ______    ______
                                        1997      1996      1997      1996
                                       ______    ______    ______    ______
REVENUES FROM NON AFFILIATES           $  807    $  920    $1,284    $2,045
REVENUES FROM AFFILIATES                1,118       977     2,488     1,684
                                       ______    ______    ______    ______
TOTAL REVENUES                          1,925     1,897     3,772     3,729
COST OF REVENUES                        1,054     1,003     2,095     2,113
                                       ______    ______    ______    ______
Gross margin                              871       894     1,677     1,616

PERIOD COSTS:
  Research and development                250       174       463       353
  Selling, general and administrative     322       280       650       519
                                       ______    ______    ______    ______
    Total                                 572       454     1,113       872
                                       ______    ______    ______    ______
INCOME FROM OPERATIONS                    299       440       564       744

Interest and other income                 196        47       391        81
                                       ______    ______    ______    ______
INCOME BEFORE INCOME TAXES                495       487       955       825
INCOME TAXES                               --        23        --        30
                                       ______    ______    ______    ______
NET INCOME                             $  495    $  464    $  955    $  795
                                       ======    ======    ======    ======
NET INCOME PER COMMON AND
 COMMON EQUIVALENT SHARE:              $  .10    $  .13    $  .20    $  .21
                                       ======    ======    ======    ======
WEIGHTED AVERAGE NUMBER OF
 COMMON AND COMMON EQUIVALENT
 SHARES OUTSTANDING                 4,873,664 3,701,346 4,879,259 3,701,346
                                    ========= ========= ========= =========


See notes to condensed financial statements.


                            PRINTWARE, INC.

                    CONDENSED BALANCE SHEETS
                 DOLLARS IN THOUSANDS EXCEPT PER SHARE
                              (UNAUDITED)

                                ASSETS

                                              July 5,           December 31,
                                               1997                 1996
                                           ____________         ____________
CURRENT ASSETS:
  Cash and cash equivalents                    $   214            $   524
  Marketable securities available-for-sale      11,162             10,267
  Receivables from non affiliates                  602                693
  Receivables from affiliates                      468                467
  Inventories                                    1,781              1,763
  Deferred income taxes - current                  577                551
  Prepaid expenses                                  63                 40
                                               _______            _______
    Total Current Assets                        14,867             14,305
PROPERTY AND EQUIPMENT, net of accumulated
 depreciation and amortization                     111                109

INTANGIBLE ASSETS, net of accumulated
 amortization                                       30                 31
DEFERRED INCOME TAXES - long-term                  130                130
                                               _______            _______
                                               $15,138            $14,575
                                               =======            =======

                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                             $   396            $   522
  Accrued expenses                                 357                453
  Deferred revenues                                158                350
                                               _______            _______
    Total Current Liabilities                      911              1,325

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred Stock, no specified par value;
   1,000,000 shares authorized;
   none issued and outstanding                      --                 --

  Common Stock, no par value, authorized
   15,000,000 shares: issued and outstanding
   4,858,497 shares at July 5, 1997;
   4,850,694 at December 31, 1996               22,009             21,984
Unrealized holding gain (loss) on securities
   available-for-sale                               81                 91
Unearned compensation on stock options              (4)               (11)

   Accumulated deficit                          (7,859)            (8,814)
                                               _______            _______
    Total shareholders' equity                  14,227             13,250
                                               _______            _______

                                               $15,138            $14,575
                                               =======            =======

See notes to condensed financial statements.

                            PRINTWARE, INC.

                  CONDENSED STATEMENTS OF CASH FLOWS
              6 MONTHS ENDED JULY 5, 1997 AND JUNE 29, 1996
                           DOLLARS IN THOUSANDS
                              (UNAUDITED)

                                                July 5,            June 29,
                                                 1997                1996
                                                _______            ______

OPERATING ACTIVITIES:
Net income                                      $  955             $  795
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                     32                 61
  Common Stock issued for services                   0                  8
  Stock option compensation earned                   6                  0
  Gain (loss) on sale of investments
    available-for-sale                             109                  0
  Deferred income taxes                            (26)                 0
  Changes in operating assets and liabilities:
    Receivables from non affiliates                 90                254
    Receivables from affiliates                     (1)                (1)
    Inventories                                    (18)               (78)
    Prepaid expenses                               (23)               (90)
    Accounts payable                              (126)              (103)
    Accrued expenses                               (96)               (87)
    Deferred revenues                             (192)                 9
                                                ______             ______
     Net cash provided by
      operating activities                         712                768

INVESTING ACTIVITIES -
  Purchases of property and equipment              (34)               (17)
  Purchases of available-for-sale securities    (1,012)                --
                                                ______             ______
     Net cash used in investing activities      (1,046)               (17)

FINANCING ACTIVITIES -
  Proceeds from issuance of Common Stock            24                  3
                                                ______             ______
NET (DECREASE) INCREASE IN CASH
 AND CASH EQUIVALENTS                             (310)               754
CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                               524              2,569
                                                ______             ______
CASH AND CASH EQUIVALENTS,
 END OF PERIOD                                  $  214             $3,323
                                                ======             ======
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Cash paid during the period for:
    Income taxes                                $   27             $   30
                                                ======             ======

See notes to condensed financial statements.

                            PRINTWARE, INC.

                NOTES TO CONDENSED FINANCIAL STATEMENTS
          3 AND 6 MONTHS ENDED JULY 5, 1997 AND JUNE 29, 1996

1. INTERIM FINANCIAL INFORMATION

    The accompanying condensed balance sheets as of July 5, 1997 and December 31, 1996, the condensed statements of operations for the three and six months ended July 5, 1997 and June 29, 1996, the condensed statements of cash flows for the six months ended July 5, 1997 and June 29, 1996 and the interim information as of and for the six months ended July 5, 1997 appearing in the notes to condensed financial statements are unaudited. In the opinion of management, such unaudited financial statements include all adjustments, consisting of only normal, recurring accruals necessary for a fair presentation thereof. The results of operations for any interim period are not necessarily indicative of the results for the year.

                                                 July 5,        December 31,
                                                  1997             1996
                                               _________        ____________
2. RECEIVABLES FROM NON AFFILIATES:

Trade                                            $  633           $  719
Employees                                            --                1
Allowance for doubtful accounts                     (31)             (27)
                                                 ______           ______
Total receivables from non affiliates            $  602           $  693
                                                 ======           ======

3. INVENTORIES:

Raw materials                                    $  882           $  847
Work-in-process                                     304              196
Finished goods                                      595              720
                                                 ______           ______
Total inventories                                $1,781           $1,763
                                                 ======           ======

4. PROPERTY AND EQUIPMENT:

Office equipment                                 $  425           $  407
Software                                            103              103
Machinery and equipment                             256              244
Leasehold improvements                               76               75
Tooling and spares                                  334              335
Motor vehicles                                       10               10
                                                 ______           ______
Total property and equipment                      1,204            1,174
Less accumulated depreciation and amortization    1,093            1,065
                                                 ______           ______
Net property and equipment                       $  111           $  109
                                                 ======           ======

                           PRINTWARE, INC.
            NOTES TO CONDENSED FINANCIAL STATEMENTS
       3 AND 6 MONTHS ENDED JULY 5, 1997 AND JUNE 29, 1996
                            (Continued)

                                                 July 5,        December 31,
                                                  1997            1996
                                                 ______         ___________
5. INTANGIBLE ASSETS:

License rights                                   $  560           $  560
Patents                                              54               54
                                                 ______           ______
Total intangible assets                             614              614
Less accumulated amortization                       584              583
                                                 ______           ______
Net intangible assets                            $   30           $   31
                                                 ======           ======

6. ACCRUED EXPENSES:

Accrued payroll and related                      $   44           $   89
Accrued vacation and benefits                       144              147
Accrued professional services                       116              158
Accrued warranty reserve                             37               36
Accrued income taxes                                 --               --
Accrued other                                        16               23
                                                 ______           ______
Total accrued expenses                           $  357           $  453
                                                 ======           ======

7.  MARKETABLE SECURITIES
     The Company classifies its marketable securities as available-for-sale. At July 5, 1997 and December 31, 1996, securities available-for-sale are carried at fair value with the net unrealized holding gain or loss included in shareholders' equity.

8.  SHAREHOLDERS' EQUITY
     During the six months ended July 5, 1997, the Company issued 2,412 shares of Common Stock to certain employees exercising their stock options at $3.00 per share and an additional 5,391 shares to employees as part of the Company's Stock Purchase Plan at $2.66 per share.

9.  EARNINGS PER SHARE
     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128) "Earnings per Share," which is effective for periods ending after December 15, 1997. SFAS 128 revises the standards for computing and presenting earnings per share (EPS). The Company will continue to apply APB Opinion No. 15 to compute the EPS through the effective date. The calculation EPS for the six months ended and the second quarter ended July 5, 1997 under SFAS 128 under the basic and diluted earnings methods is not materially different than the calculations of EPS under APB 15.

ITEM 2.                     MANAGEMENT'S DISCUSSION
                   AND ANALYSIS OF FINANCIAL CONDITION AND
                          RESULTS OF OPERATIONS

                  RESULTS OF OPERATIONS FOR THE QUARTER ENDED
                       JULY 5, 1997 AND JUNE 29, 1996

    Total revenues for the 1997 quarter were $1.93 million, an increase of 1% over those of second quarter 1996 which were $1.90 million. The increase was due to an increase in Model 3240 Platesetter sales which was essentially offset by a decline of supplies sales in the 1997 quarter compared to 1996.

    Model 3240 Platesetter sales included sales to the Company's OEM customer and sales of the new PlateStream model. The decline in supplies sales was due to consolidation in the check printing industry.

    The Company's gross margin was $871,000 in the second quarter 1997 versus $894,000 in the comparable quarter in 1996. Gross margin as a percentage of revenue decreased from 47% in the second quarter 1996 to 45% in second quarter 1997. The decreased margin in 1997 was due primarily to a change in product mix from supplies to the lower margin Model 3240 Platesetter.

    Research and development expenses increased to $250,000 in the second quarter 1997 from $174,000 in the second quarter in 1996. The increase was primarily due to increased expenses associated with the development of the new PlateStream product.

    Selling, general and administrative expenses were $322,000 in the second quarter of 1997 up from $280,000 in the second quarter of 1996. Marketing and sales expenses increased by approximately $57,000 in the second quarter 1997 primarily due to the hiring of a new sales manager for the PlateStream product, and to increased advertising and exhibition participation. General and administrative expenses were down slightly in the 1997 quarter due primarily to costs associated with preparation of going public in 1996.

    Operating income in the 1997 period was $299,000 or 16% of revenues, compared to $440,000 or 23% of revenues in the 1996 period. The decrease was due to higher period costs from investment spending on the new PlateStream program in 1997, more than offsetting the slightly higher revenues.

    Interest and other income were $196,000 in the 1997 quarter compared to $23,000 in the 1996 quarter. The increase in 1997 was due primarily to the 1997 quarter's increase in cash and investments of over $8.1 million compared to the 1996 quarter. This was largely due to the $6.4 million from the Company's initial public offering, with the remainder from the Company's positive cash flow from operations.

    The Company's income tax expense primarily consists of minimum taxes due, offset by net operating loss carryforwards.

    Net income for the second quarter of 1997 was $495,000, or $.10 per common and common equivalent share, up from $464,000 or $.13 per share in 1996 as higher margins and investment income offset increased expenses. The income per share decreased due to the increased shares outstanding due to the initial public offering of 1.2 million shares on July 2, 1996.

RESULTS OF OPERATIONS FOR THE 6 MONTHS ENDED JULY 5, 1997 and JUNE 29, 1996

    Total revenues for the first half of 1997 were $3.77 million or an increase of 1% from 1996. The increase in 1997 revenues versus the year-ago period was because the Company had stronger sales of the Company's Model
3240 Platesetter and PlateStream model, which were essentially offset by decreased supplies sales due to consolidation in the check-printing industry.

    The Company's gross margin as a percentage of revenue in the 1997 period was 44%, essentially unchanged from 43% in the 1996 period.

    Research and development expenses for the 1997 period increased 31% over the same period in 1996 due primarily to costs incurred to develop the new PlateStream product.

    Selling, general and administrative expenses were 25% higher in 1997 compared to 1996 primarily due to higher marketing and sales costs associated with the new PlateStream product.

    Operating income in the 1997 period was $564,000 or 15% of revenues, compared to $744,000 or 20% of revenues in the 1996 period. The decrease was due primarily to investment spending on research and development and in marketing and sales on the PlateStream program in 1997.

    Interest and other income were $391,000 in the 1997 period compared to $81,000 in the 1996 period. The increase in 1997 is due primarily to an increase in cash and investments from the initial public offering in July, 1996 and to profitable operations.

    The Company's income tax expense consists of minimum taxes due, offset by the net operating loss carryforwards.

    Net income for the 1997 period was $955,000 or 25% of revenues, up 4% from $795,000 or 21% of revenues in 1996. Earnings per share were $.20 in the 1997 period versus $.21 per share for the 1996 period. The slight decrease is due to the increased outstanding shares from the initial public offering in July, 1996.

LIQUIDITY AND CAPITAL RESOURCES

    The current ratio was over 16 to 1 on July 5, 1997 compared to over 10 to 1 on December 31, 1996. Working capital was $14.0 million on
July 5, 1997 compared to $13.0 at December 31, 1996. Cash, cash equivalents and investments increased by approximately $600,000 at July 5, 1997 compared to December 31, 1996, due to the past six months of profitable operations.

    As of July 5, 1997 the Company has no material commitments which would result in a significant cash outflows other than purchases of inventory in the normal course of business.

                   PART II - OTHER INFORMATION
Item #6 Exhibits and Reports on Form 8-K

        a. Exhibits

           Exhibit 11. Statement re computation of per share earnings

           Exhibit 27. Financial Data Schedule

        b. Reports on Form 8-K

           No reports have been filed on Form 8-K during this quarter.

                          PRINTWARE, INC.

                            SIGNATURES


     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   PRINTWARE, INC.
                                   Registrant


Date:  July 30, 1997               /s/ THOMAS W. PETSCHAUER

                                   ________________________
                                   Thomas W. Petschauer
                                   EXECUTIVE VICE PRESIDENT
                                   AND CHIEF FINANCIAL OFFICER
                                   (Principal Financial Officer)


Date:  July 30, 1997               /s/ DANIEL A. BAKER

                                   ________________________
                                   Daniel A. Baker, Ph.D.,
                                   PRESIDENT
                                   AND CHIEF EXECUTIVE OFFICER
                                   (Principal Executive Officer)