Form 10-Q
period 1997-10-04
PRINTWARE INC
filed 1997-11-05
CIK 801529

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934


For the quarterly period ended        October 4, 1997

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

     Common Stock, no Par Value - 4,907,805 shares outstanding as of November 4, 1997.

                      PART I - FINANCIAL INFORMATION
                      ITEM 1. - FINANCIAL STATEMENTS

                            PRINTWARE, INC.

                CONDENSED STATEMENTS OF OPERATIONS
    3 AND 9 MONTHS ENDED OCTOBER 4, 1997 AND SEPTEMBER 28, 1996
               DOLLARS IN THOUSANDS EXCEPT PER SHARE
                            (UNAUDITED)

                                      Three months ended   Nine months ended
                                        Oct 4    Sep 28     Oct 4    Sep 28
                                       _______   _______   _______   _______
                                       1997       1996      1997      1996
                                       ______    ______    ______    ______
REVENUES FROM NON AFFILIATES           $  648    $  421    $1,932    $2,466
REVENUES FROM AFFILIATES                  975     1,255     3,463     2,939
                                       ______    ______    ______    ______
TOTAL REVENUES                          1,623     1,676     5,395     5,405
COST OF REVENUES                          892       966     2,987     3,078
                                       ______    ______    ______    ______
Gross margin                              731       710     2,408     2,327

PERIOD COSTS:
  Research and development                215       220       678       573
  Selling, general and administrative     322       228       972       746
                                       ______    ______    ______    ______
    Total                                 537       448     1,650     1,319
                                       ______    ______    ______    ______
INCOME FROM OPERATIONS                    194       262       758     1,008

Interest and other income                 194       158       585       237
                                       ______    ______    ______    ______
INCOME BEFORE INCOME TAXES                388       420     1,343     1,245
INCOME TAXES                               --        15        --        45
                                       ______    ______    ______    ______
NET INCOME                             $  388    $  405    $1,343    $1,200
                                       ======    ======    ======    ======

NET INCOME PER COMMON AND
 COMMON EQUIVALENT SHARE:              $  .08    $  .08    $  .27    $  .29
                                       ======    ======    ======    ======

WEIGHTED AVERAGE NUMBER OF
 COMMON AND COMMON EQUIVALENT
 SHARES OUTSTANDING                 4,929,840 4,848,808 4,905,218 4,071,601
                                    ========= ========= ========= =========

See notes to condensed financial statements.


                            PRINTWARE, INC.

                      CONDENSED BALANCE SHEETS
                        DOLLARS IN THOUSANDS
                            (UNAUDITED)

                                ASSETS

                                               October 4,       December 31,
                                                 1997              1996
                                               __________       ____________
CURRENT ASSETS:
  Cash and cash equivalents                      $   453          $   524
  Marketable securities available-for-sale        11,495           10,267
  Receivables from non affiliates                    503              693
  Receivables from affiliates                        461              467
  Inventories                                      1,961            1,763
  Deferred income taxes - current                    562              551
  Prepaid expenses                                    28               40
                                                 _______          _______
    Total Current Assets                          15,463           14,305
PROPERTY AND EQUIPMENT, net of accumulated
 depreciation and amortization                       122              109

INSTALLMENT RECEIVABLE - long term                   49               --

INTANGIBLE ASSETS, net of accumulated
 amortization                                         29               31
DEFERRED INCOME TAXES - long term                    130              130
                                                 _______          _______
                                                 $15,793          $14,575
                                                 =======          =======


                    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                               $   432          $   522
  Accrued expenses                                   445              453
  Deferred revenues                                  104              350
                                                 _______          _______
    Total Current Liabilities                        981            1,325

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred Stock, no specified par value;
   1,000,000 shares authorized;
   none issued and outstanding                        --               --

  Common Stock, no par value, authorized
   15,000,000 shares: issued and outstanding
   4,907,805 shares at October 4, 1997;
   4,850,694 at December 31, 1996                 22,154           21,984
  Unrealized holding gain (loss) on securities
   available-for-sale                                133               91
  Unearned compensation on stock options              (4)             (11)

   Accumulated deficit                            (7,471)          (8,814)
                                                 _______          _______
    Total shareholders' equity                    14,812           13,250
                                                 _______          _______

                                                 $15,793          $14,575
                                                 =======          =======

See notes to condensed financial statements.

                            PRINTWARE, INC.

                  CONDENSED STATEMENTS OF CASH FLOWS
         9 MONTHS ENDED OCTOBER 4, 1997 AND SEPTEMBER 28, 1996
                           DOLLARS IN THOUSANDS
                                (UNAUDITED)


                                                October 4,     September 28,
                                                  1997             1996
                                              ____________     ____________

OPERATING ACTIVITIES:
Net income                                      $1,343             $1,200
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                     42                 47
  Common Stock issued for services                   0                  8
  Stock option compensation earned                   7                 45
  Deferred income taxes                            (11)                 0
  Changes in operating assets and liabilities:
    Receivables from non affiliates                190                347
    Receivables from affiliates                      6               (207)
    Inventories                                   (198)              (120)
    Prepaid expenses                                12                (28)
    Installment receivable                         (49)                --
    Accounts payable                               (90)                 6
    Accrued expenses                                (8)               (75)
    Deferred revenues                             (246)               365
                                                ______             ______
     Net cash provided by
      operating activities                         998              1,588

INVESTING ACTIVITIES -
  Purchases of property and equipment              (53)               (34)
  Purchases of available-for-sale securities    (1,186)           (10,217)
                                                ______             ______
     Net cash used in investing activities      (1,239)           (10,251)

FINANCING ACTIVITIES -
  Proceeds from issuance of Common Stock           170              6,410
                                                ______             ______
NET DECREASE IN CASH
 AND CASH EQUIVALENTS                              (71)            (2,253)
CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                               524              2,569
                                                ______             ______
CASH AND CASH EQUIVALENTS,
 END OF PERIOD                                  $  453             $  316
                                                ======             ======
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Cash paid during the period for:
    Income taxes                                $    2             $   45
                                                ======             ======

See notes to condensed financial statements.

                            PRINTWARE, INC.

                NOTES TO CONDENSED FINANCIAL STATEMENTS
     3 AND 9 MONTHS ENDED OCTOBER 4, 1997 AND SEPTEMBER 28, 1996
                            (UNAUDITED)

1. INTERIM FINANCIAL INFORMATION

    The accompanying condensed balance sheet as of October 4, 1997 and December 31, 1996, the condensed statements of operations for the three and nine months ended October 4, 1997 and September 28, 1996, the condensed statements of cash flows for the nine months ended October 4, 1997 and September 28, 1996 and the interim information as of and for the nine months ended October 4, 1997 appearing in the notes to condensed financial statements are unaudited. In the opinion of management, such unaudited financial statements include all adjustments, consisting of only normal, recurring accruals necessary for a fair presentation thereof. The results of operations for any interim period are not necessarily indicative of the results for the year.

                                                 October 4,     December 31,
                                                    1997           1996
                                                 __________     ____________
2. RECEIVABLES FROM NON AFFILIATES:

Trade                                            $  534         $  719
Employees                                             1              1
Allowance for doubtful accounts                     (32)           (27)
                                                 ______         ______
Total receivables from non affiliates            $  503         $  693
                                                 ======         ======

3. INVENTORIES:

Raw materials                                    $1,040         $  847
Work-in-process                                     197            196
Finished goods                                      724            720
                                                 ______         ______
Total inventories                                $1,961         $1,763
                                                 ======         ======

4. PROPERTY AND EQUIPMENT:

Office equipment                                 $  430         $  407
Software                                            106            103
Machinery and equipment                             270            244
Leasehold improvements                               76             75
Tooling and spares                                  335            335
Motor vehicles                                       10             10
                                                 ______         ______
Total property and equipment                      1,227          1,174
Less accumulated depreciation and amortization    1,105          1,065
                                                 ______         ______
Net property and equipment                       $  122         $  109
                                                 ======         ======

                           PRINTWARE, INC.

            NOTES TO CONDENSED FINANCIAL STATEMENTS
  3 and 9 MONTHS ENDED OCTOBER 4, 1997 AND SEPTEMBER 28, 1996
                            (Continued)

                                               October 4,       December 31,
                                                  1997             1996
                                               __________       ____________
5. INTANGIBLE ASSETS:

License rights                                   $  560         $  560
Patents                                              54             54
                                                 ______         ______
Total intangible assets                             614            614
Less accumulated amortization                       585            583
                                                 ______         ______
Net intangible assets                            $   29         $   31
                                                 ======         ======

6. ACCRUED EXPENSES:

Accrued payroll and related                      $   77         $   89
Accrued vacation and benefits                       171            147
Accrued professional services                       130            158
Accrued warranty reserve                             39             36
Accrued income taxes                                 --             --
Accrued other                                        28             23
                                                 ______         ______
Total accrued expenses                           $  445         $  453
                                                 ======         ======

7. MARKETABLE SECURITIES

     The Company classifies its marketable securities as available-for-sale. At October 4, 1997 and December 31, 1996, securities available-for-sale are carried at fair value with the net unrealized holding gain or loss included in shareholders' equity.

8. SHAREHOLDERS' EQUITY

     During the nine months ended October 4, 1997, the Company issued 40,178 shares of Common Stock to certain employees exercising their stock options at $3.00 per share. An additional 5,391 shares and 6,542 shares were issued to employees as part of the Company's Employee Stock Purchase Plan at $2.66 and $2.76 per share; respectively. In August 1997 a customer and affiliate was issued 5,000 shares of Common Stock upon the exercise of warrants at $3.00 per share.

9.  NEW ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128) "Earnings per Share," which is effective for periods ending after December 15, 1997. SFAS 128 revised the standards for computing and presenting earnings per share (EPS). The Company will continue to apply APB Opinion No. 15 to compute the EPS through the effective date. The calculation EPS for the nine months ended and the third quarter ended October 4, 1997 under SFAS 128 under the basic and diluted earnings methods is not materially different than the calculations of EPS under APB 15.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which will be effective for the Company beginning January 1, 1998. SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The Company believes that this statement will not have a material impact on results reported in its financial statements.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which will be effective for the Company beginning January 1, 1998. SFAS No. 130 requires the disclosure of comprehensive income and its components in the Company's financial statements. The Company anticipates the effect of SFAS No. 130 will result in disclosure of the net unrealized gain on available-for-sale securities and unearned compensation on stock options on the face of the comprehensive income statement.

ITEM 2.                     MANAGEMENT'S DISCUSSION
                   AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

                 RESULTS OF OPERATIONS FOR THE QUARTER ENDED
                  OCTOBER 4, 1997 AND SEPTEMBER 28, 1996

    Total revenues for the 1997 quarter were $1.62 million, a decrease of 3% from $1.68 million from the third quarter 1996. The decrease was due to a decline of supplies sales which were partially offset by an increase in Model 3240 Platesetter sales in the 1997 quarter compared to 1996.

    Model 3240 Platesetter sales included PlateStream sales to the Company's dealers and end-user customers. The decline in supplies sales was due primarily to consolidation in the check-printing industry.

    The Company's gross margin was $731,000 in the 1997 quarter versus $710,000 in the comparable quarter in 1996. Gross margin as a percentage of revenue increased to 45% in the third quarter 1997 from 42% in third quarter 1996. The increased margin in 1997 was due primarily to a change in product mix from supplies to the higher margin PlateStream and model 1440 Platesetter hardware sales.

    Research and development expenses decreased slightly to $215,000 in the third quarter 1997 from $220,000 in the third quarter in 1996. The decrease was primarily due to decreased expenses caused by completion of the development of the new PlateStream product.

    Selling, general and administrative expenses increased to $322,000 in the third quarter of 1997, up from $228,000 in the third quarter of 1996. Marketing and sales expenses increased by approximately $112,000 in the third quarter 1997 primarily due increased advertising and exhibition participation. General and administrative expenses were down slightly in the 1997 quarter due primarily to lower professional services costs in 1997.

    Operating income in the 1997 period was $194,000 or 12% of revenues, compared to $262,000 or 16% of revenues in the 1996 period. The decrease was due primarily to higher period costs from investment spending on the new PlateStream programs.

    Interest and other income were $194,000 in the 1997 quarter compared to $158,000 in the 1996 quarter. The increase in 1997 was due primarily to the increase in cash and investments of over $1.3 million compared to the 1996 quarter. This increase was due to the Company's positive cash flow from operations.

    The Company's income tax expense consists of minimum taxes due, as the majority of the Company's taxable income is offset by net operating loss carryforwards.

    Net income for the third quarter of 1997 was $388,000, or $.08 per common and common equivalent share, down from $405,000 or $.08 per share in 1996 as higher margins and investment income partially offset increased expenses. The income per share remained the same as shares outstanding remained about the same.

RESULTS OF OPERATIONS FOR THE 9 MONTHS ENDED OCTOBER 4, 1997 and
SEPTEMBER 28, 1996

    Total revenues for the three quarters of 1997 were $5.40 million or slightly less than period in 1996. The Company had stronger sales of the Company's Model 3240 Platesetter and PlateStream model, which were offset by decreased supplies sales due to consolidation in the check-printing industry.

    The Company's gross margin as a percentage of revenue in the 1997 period was 45%, slightly above the 43% in the 1996 period. The increase was due to higher margins on the new PlateStream sales than the reduced supplies sales.

    Research and development expenses for the 1997 period increased 18% over the same period in 1996 due primarily to costs incurred to develop the new PlateStream, the PunchStream, the PlateStream 46 and new raster image processors.

    Selling, general and administrative expenses were 30% higher in 1997 compared to 1996 primarily due to higher marketing and sales investment spending associated with the new PlateStream products.

    Operating income in the 1997 period was $758,000 or 14% of revenues, compared to $1,008,000 or 19% of revenues in the 1996 period. The decrease was due primarily to investment spending on research and development and in marketing and sales on the PlateStream programs in 1997.

    Interest and other income were $585,000 in the 1997 period compared to $237,000 in the 1996 period. The increase in 1997 is due primarily to an increase in cash and investments from the initial public offering in July, 1996 and to continued profitable operations.

    The Company's income tax expense consists of minimum taxes due, as the majority of the Company's taxable income is offset by the net operating loss carryforwards.

    Net income for the 1997 period was $1,343,000 or 25% of revenues, up 12% from $1,200,000 or 22% of revenues in 1996. Earnings per share were $.27 in the 1997 period versus $.29 per share for the 1996 period. The slight earnings per share decrease is due to the increased outstanding shares from the initial public offering in July, 1996.

LIQUIDITY AND CAPITAL RESOURCES

    The current ratio was over 16 to 1 on October 4, 1997 compared to over 10 to 1 on December 31, 1996. Working capital was $14.0 million on October 4, 1997 compared to $13.0 at December 31, 1996. Cash, cash equivalents and investments increased by approximately $1.16 million at October 4, 1997 compared to December 31, 1996, due to the past nine months of profitable operations.

    As of October 4, 1997 the Company has no material commitments which would result in a significant cash outflows other than purchases of inventory in the normal course of business.

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



                                   PRINTWARE, INC.
                                   Registrant


Date:  November 4, 1997            /s/ THOMAS W. PETSCHAUER

                                   ________________________
                                   Thomas W. Petschauer
                                   EXECUTIVE VICE PRESIDENT
                                   AND CHIEF FINANCIAL OFFICER
                                   (Principal Financial Officer)


Date:  November 4, 1997            /s/ DANIEL A. BAKER

                                   ________________________
                                   Daniel A. Baker, Ph.D.,
                                   PRESIDENT
                                   AND CHIEF EXECUTIVE OFFICER
                                   (Principal Executive Officer)