Form 10-K
period 1997-12-31
PRINTWARE INC
filed 1998-03-11
CIK 801529

                           FORM 10-K
                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

[X]  Annual Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

For the year ended December 31, 1997
                                       OR
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

Based upon the $3.25 per share closing sales price of the registrant's common stock as of January 30, 1998, the aggregate value of the shares of Common Stock held by nonaffiliates as of such date was approximately $8,312,385.

Common Stock - 4,914,939 shares outstanding as of March 5, 1998.

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

The following documents are incorporated by reference to the parts indicated of this Annual Report on Form 10-K:


Parts of Annual Report                  Documents Incorporated
  on Form 10-K                             by Reference
_________________________________       ______________________

Part III

   Item 10.  Directors and              Reference is made to the
             Executive Officers         Registrant's definitive proxy
             of the Registrant.         statement ("Proxy Statement"),
                                        which will be filed with the
                                        Securities and Exchange
                                        Commission ("Commission") within
                                        120 days after December 31, 1997.

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

ITEM 1.  BUSINESS.

    Printware designs, builds and markets "Computer-to-Plate" systems which are used by the printing industry to create printing plates directly from computer data. Computer-to-Plate systems are referred to as "Plate-setters", which replace the traditional process of typesetting, paste-up, camera work and processing film.

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

    Printware was organized in 1985 and began deliveries in 1987 of its first product, a high resolution laser based printer. In 1988 Printware began selling its first Platesetter, based on electrostatic technology. Printware subsequently expanded its product line with filmsetters and new laser printer models. In 1993, however, Printware began to focus exclusively on Computer-to-Plate products and phased out its other product lines, resulting in a significant improvement in profitability. In 1995, Printware completed development of and began to deliver photographic (silver-halide) Platesetters) to serve a broader range of users. This type of Platesetter has been marketed since 1995 by Mitsubishi Imaging Inc. ("Mitsubishi") as the model SDP-1800.

The Company added a line of lower-cost silver-halide models in 1997 under the Printware "PlateStream" brand name.

INDUSTRY OVERVIEW

    According to Printing Industries of America ("PIA"), a trade association, there were approximately 52,400 printing firms in the United States in 1995. The Company believes that most of the printing presses installed at these firms are small format (18" wide or less), which is the segment of the printing industry that the Company serves.

CUSTOMERS

    Sales to Deluxe Corporation ("Deluxe") accounted for $4.31 million, $4.12 million and $3.50 million of revenue in 1997, 1996 and 1995, respectively, which constituted 61.8%, 55.5% and 41.7% of 1997, 1996 and 1995 revenue, respectively. Sales to Mitsubishi, principally the SDP-1800 silver-halide platesetter, accounted for $275,000, $1.07 million and $1.46 million of revenue in 1997, 1996 and 1995, respectively, which constituted 3.9%, 14.4% and 17.5% of 1997, 1996 and 1995 revenue, respectively. The loss of Deluxe or Mitsubishi as a customer, or a substantial reduction in their purchases, would have a material adverse effect on the Company. The Company provided a majority of the Platesetter supplies used by Deluxe under a multi-year contract that expired at the end of 1997.

    REVENUES FROM DELUXE. The Company sells both equipment and consumable supplies to Deluxe. In 1994 the Company entered into a purchase agreement with Deluxe under which Deluxe has agreed to purchase from the Company an increased, minimum annual amount of this plate material for each of the years 1995, 1996 and 1997 at a fixed price. With the expiration of that agreement at the end of 1997, there can be no assurance that such revenues will not be reduced or eliminated. The price of such sales may also be substantially reduced in the future, which could have a material adverse effect on the Company.

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

PRODUCTS

    The Company makes two lines of Platesetters, silver-halide and electrostatic. The Company also sells service, training, and proprietary supplies.

    SILVER-HALIDE PLATESETTERS. These products use versatile commodity silver-halide plate material for a wide range of printing applications. They consist of two integrated modules: an imager module, where a laser "writes" the digital image on the plate; and a processor module, where the plate is developed and fixed, similar to conventional photography. The units are loaded with silver-halide plate material on large rolls. Imaged plates exit the machine into a tray already dried, cut to size and press-ready.
These units are also available with integrated punches compatible with press registration systems. A model for 18"-wide plates is sold by Mitsubishi under its brand name as the SDP-1800, primarily through a network of large domestic graphic arts dealers. A lower-cost silver-halide platesetter line, developed in 1997, is sold under Printware's own PlateStream brand name. Current PlateStream models include a model for 13" wide plates, and the PlateStream
46 for 18" plates. The Printware-branded products have started to be sold worldwide through a combination of direct sales and regional dealers.

    ELECTROSTATIC (MODEL 1440) PLATESETTERS. This product line has three models: one for economical paper-based plates; another for durable metal plates; and a third for either paper or metal. The Model 1440 serves niche markets such as check printing, social printing, envelope printing and the emerging newspaper market. The units have an area to load a roll of plate material stock, or in the case of the metal plate version, a plate sheet feeder. Imaged plates exit the machine into a tray or into optional post-processing modules. Electrostatic Platesetter sales have been declining over the years and are expected to continue to decline as printers shift to newer technology such as silver-halide.

    Printware Platesetters have a speed of approximately two plates per minute, which the Company believes is among the fastest products of their type. The resolution of the Company's silver-halide Platesetters had been 1800 dots per inch (dpi), and was extended to 2400 dpi in 1997. This resolution is suitable for medium-quality color and photographs. The Model 1440 resolution is 1200 dpi, which is suitable for text, graphics and low to medium-quality photographs. End-user pricing is $50,000 to $100,000 for silver-halide Platesetters and $80,000 to $150,000 for electrostatic Platesetters, depending on the specific model and configuration.

    RASTER IMAGE PROCESSORS (RIPS). RIPs convert computer-based information into digital images which are used by Platesetters to produce printing plates. The Company's RIPs are fully compatible with the industry-standard PostScript language and most popular networks. The Company has several RIP models, sold under its "ZAPrip" brand name, using interpreter software from leading developers.

    SUPPLIES. Printware sells supplies for its electrostatic Platesetters, Consisting primarily of digital plate material. Most of these are sold in the check-printing industry. Weakness in this industry has had a negative impact on supplies sales and is likely to continue to adversely affect revenues.

MARKETING

    From 1995 to 1997, the Company relied exclusively on Mitsubishi to market the Company's silver-halide Platesetters. In 1997, in order to provide lower-priced products to reach a broader market, the Company introduced the Printware PlateStream line of silver-halide Platesetters. The Company launched a marketing campaign for its PlateStream silver-halide Platesetter designed to build Printware brand awareness with mainstream volume printers.

   The Company's goal is to significantly expand distribution of its products in order to reach a broader customer base. Management envisions this expansion taking place gradually as the Computer-to-Plate market grows. The Company has begun to utilize a portion of the net proceeds of its initial public offering to expand its distribution by hiring additional sales and marketing personnel, marketing promotion, trade shows and to finance equipment leases.

RESEARCH AND DEVELOPMENT

    In 1997 the Company's research and development focused primarily on the development of its new PlateStream line of Platesetters. With that effort substantially complete, the Company has programs underway or planned to add more performance and functionality to its Platesetters. The
Company believes that these programs are necessary to maintain its competitive advantage.

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

    OTHER PLATESETTERS. The Company faces significant competition from other silver-halide Platesetters. Management believes the most significant of these competitors include A. B. Dick Company and Purup-Eskofot A/S. The Company believes that its advantages over those products include higher speed, less plate waste, and high-speed integrated punching. There are many competitive Platesetters that use metal plates. Some of these products compete with the metal-plate versions of the Company's electrostatic Platesetters, as well as providing an alternative to the Company's silver-halide Platesetters. Most of the competitive devices are relatively expensive and use expensive supplies. Most competitive metal Platesetters are geared towards high-end color printing. Printware's products are focused at mainstream, smaller presses and mid-range quality, which management believes currently accounts for most printing.

    FILM IMAGERS. Digital film imagers are used in the traditional multi-step platemaking process being obviated by Platesetters. Several film imager manufacturers are attempting to adapt film imagers to image plates directly. Competitors in this category include the Agfa division of Bayer Corp., PrePress Systems and ECRM Incorporated. From discussions with customers, the Company believes that such "plate-enabled" film imagers represent a slow, awkward approach, compared to the Company's Platesetters. The Company's systems are self-contained, providing so-called "dry-to-dry" operation. The Company's Platesetters are faster than most film imagers and, unlike film imagers, have virtually no plate waste.

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

    SUPPLIES COMPETITION. Printware has competitors which sell plate supplies for the Company's electrostatic Platesetters. The most significant competitive material is made by a Japanese paper mill and sold through a U. S. distributor. There have also been several less significant competitors in this market from time to time. Printware has addressed the competitive threat with lower prices where appropriate and programs to improve the quality and consistency of its supplies. The Company believes that competitive materials are inferior to Printware supplies in certain respects, such as image quality and dimensional stability, but not inferior in other respects. The Company does not see long-term growth potential in this market, and anticipates continued competitive pricing pressure in its supplies business.

PROPRIETARY RIGHTS

    PATENTS AND TRADE SECRETS. Printware's policy is to attempt to protect its technology by seeking patents, maintaining certain trade secrets and continuing technological innovation. As of December 31, 1997, the Company had rights to 19 patents, consisting of 13 granted to Printware and six licensed from 3M. The 3M patents expire between 2002 and 2004; the royalties which the Company paid to 3M in 1997, 1996, and 1995 for licenses of these patents were not material to the Company. The Company's own patents begin to expire in 2004. In addition to patents, the Company relies on trade secrets and other unpatented proprietary technology. Printware seeks to protect its trade secrets and proprietary know-how with confidentiality agreements with employees and suppliers. There can be no assurance that the Company's patent portfolio will provide a competitive advantage in the future, or that the Company's agreements will adequately protect its trade secrets.

PRODUCT SUPPLY AGREEMENTS

    The Company has non-exclusive rights to raster image processing software used in the ZAPrip and to the plate processor module used in its silver-halide Platesetters. The Company has the exclusive right to sell the proprietary plate materials made by its suppliers. All of the product supply agreements to which the Company is a party can be canceled by either party under certain circumstances. Such cancellation would seriously jeopardize the Company's ability to provide products that are critical to the Company's revenues.

SUPPLIERS

    The Company has a number of single source suppliers for materials that are critical to production of its products. These include the suppliers of the Company's Model 1440 paper plate material, Model 1440 metal plate material, Model 1440 liquid toner and certain key components used in Platesetters,
and/or ZAPrip raster image processors.   Any significant interruption of
supply from any of these vendors would have a material adverse effect on the Company.

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

    Printware's offices and manufacturing facility are located at 1270 Eagan Industrial Road, St. Paul, Minnesota. The Company occupies 35,410 square feet pursuant to a lease which expires July 31, 2005. The lease was amended February 6, 1998 after the financial report date. Management believes that this facility will be adequate for Printware's needs until the expiration of the lease. Monthly rent expense is currently $7,029 but increases to $13,131 on August 1, 1998, based on the February 6, 1998 amendment plus a pro-rata share of real estate taxes and common area maintenance.

EMPLOYEES

    As of December 31, 1997, Printware had 42 employees, including 38 full-time employees and 4 part-time or contract employees. Of the 38 full-time employees, 12 were in manufacturing, 9 were in marketing, sales and customer service, 10 were in research and development and 7 were in general and administrative functions. Management considers the future success of the Company to be dependent in part upon its continued ability to maintain a highly-skilled workforce and to attract, motivate and retain qualified employees. No Printware employees are covered by collective bargaining agreements and the Company considers its relationship with its employees to be good.

ITEM 3.  LEGAL PROCEEDINGS.

    The Company is involved in various legal actions in the normal course of business. Management is of the opinion that the outcome of such actions will not have a significant effect on the Company's financial position or its results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to security holders during the fourth quarter of 1997.

                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

    The Company's Common Stock is traded on the Nasdaq National Market, under the symbol PRTW. The high and low closing interdealer sales prices for each quarter since trading commenced on July 2, 1996 are as follows: first quarter 1997 high of $4.50 and low of $3.875; second quarter 1997 high of $4.25 and a low of $3.125; third quarter 1997 high of $5.00 and low of $3.25; fourth quarter 1997 high of $4.92 and low of $3.25; third quarter 1996 high of $6.63 and low of $4.88; fourth quarter 1996 high of $5.00 and low of $4.50.

    As of December 31, 1997 the Company had approximately 200 shareholders of record and approximately 1,200 beneficial shareholders.

    The Company has not paid and does not presently intend to pay any dividends on its Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA.
    The following selected financial information is qualified by and should be read in conjunction with the Company's financial statement and notes thereto included elsewhere in this Annual Report on Form 10-K.

                                                Years Ended December 31,
                                ____________________________________________________________
                                   1997        1996       1995         1994         1993
                                __________  __________  __________  __________   ___________
Statement of Operations Data:
Revenues from nonaffiliates     $2,672,051  $3,299,499  $4,889,761  $3,775,958   $ 4,348,484
Revenues from affiliates         4,314,111   4,116,536   3,498,387   2,850,967     2,948,000
                                __________  __________  __________  __________   ___________
Total revenues                   6,986,162   7,416,035   8,388,148   6,626,925     7,296,484
Cost of revenues                 3,912,367   4,350,696   5,003,956   4,102,401     5,344,519
                                __________  __________  __________  __________   ___________
  Gross Profit                   3,073,795   3,065,339   3,384,192   2,524,524     1,951,965

Research and development
  expenses                         865,392     789,824     757,131     956,807     1,314,355
Selling, general and
  administrative expenses        1,241,823     982,250   1,072,878     945,533     1,851,507
                                __________  __________  __________  __________   ___________
Income (loss) from operations      966,580   1,293,265   1,554,183     622,184    (1,213,897)
Other income (expense) net         780,289     429,027     261,742      22,918        10,299
                                __________  __________  __________  __________   ___________
Income before income taxes
  and extraordinary item         1,746,869   1,722,292   1,815,925     645,102    (1,203,598)
Income tax (benefit) expense      (412,100)   (661,112)     22,500       2,000         1,109
                                __________  __________  __________  __________   ___________
Income (loss) before extra-
  ordinary item (1)              2,158,969   2,383,404   1,793,425     643,102    (1,204,707)
Extraordinary income                    --          --          --     140,927            --
                                __________  __________  __________  __________   ___________
Net income (loss)               $2,158,969  $2,383,404  $1,793,425  $  784,029   $(1,204,707)
                                ==========  ==========  ==========  ==========   ===========
Net income (loss) per common
share:
  Basic                         $      .44  $      .56  $      .48  $      .21   $      (.33)
                                ==========  ==========  ==========  ==========   ===========
  Diluted                       $      .44  $      .56  $      .49  $      .21   $      (.33)
                                ==========  ==========  ==========  ==========   ===========
Weighted average common shares
outstanding - Basic              4,875,054   4,226,504   3,626,437   3,618,040     3,614,751
                                ==========  ==========  ==========  ==========   ===========

Weighted average common shares
outstanding (2) - Diluted        4,889,195   4,237,629   3,699,814   3,680,934     3,633,942
                                ==========  ==========  ==========  ==========   ===========

                                                        December 31,
                                ____________________________________________________________
                                   1997       1996        1995       1994         1993
                                __________  __________  __________  ___________  ___________
Balance Sheet Data:
Cash and cash equivalents       $  347,819  $  231,708  $2,568,852  $  860,668   $ 1,288,821
Current assets                  15,360,571  14,304,514   5,087,328   3,255,959     4,371,149
Working capital                 14,451,317  12,979,851   4,151,595   2,292,562     1,441,554
Total assets                    16,547,379  14,574,989   5,252,401   3,476,928     4,633,747
Shareholders' equity            15,638,125  13,250,326   4,316,668   2,513,531     1,704,152

(1) The 1994 net income includes an extraordinary item of $140,927 consisting of a gain on extinguishment of debt.  The net income per common share basic and diluted attributable to such extraordinary gain was $.04 and $.04, respectively.
(2) EPS was restated for years prior to 1997.  See Note 1 to the financial statements for an explanation of the determination of weighted average common shares outstanding.


ITEM 7.                     MANAGEMENT'S DISCUSSION
                   AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

                 RESULTS OF OPERATIONS FOR THE 12 MONTHS ENDED
                  DECEMBER 31, 1997 AND DECEMBER 31, 1996

MANAGEMENT'S DISCUSSION AND ANALYSIS

Introduction

    This discussion summarizes significant factors that affected the operating results and financial condition of Printware, Inc. for the three years ended December 31, 1997. References to earnings per share are of the "Basic" type as defined by SFAS 128. The Company recorded income tax benefits of $450,000 and $730,000 in the fourth quarters of 1997 and 1996, respectively. The tax benefits were due to reductions of the valuation allowance relating to deferred tax assets. These tax benefits were based on the combination of the Company's recent profit-ability and its net operating losses incurred from its formation in 1985 until turning profitable in 1994. The Company completed its initial public offering (IPO) in July 1996, which resulted in net proceeds of $6.38 million.

    Statements made in this report concerning the Company's or management's intentions, expectations or predictions about future results or events are "forward-looking statements" within the meaning of the Private Securities Reform Act of 1995. Such statements are necessarily subject to risks and uncertainties that could cause actual results to vary from stated expectations, and such variations could be material and adverse.

Overall Summary

    Despite an increase of 25% in platesetter sales led by the new PlateStream models, revenues in 1997 decreased 6% from 1996. This decrease was primarily due to a decline in sales of supplies used in the Company's original model 1440 platesetters by customers in the consolidating check-printing industry. Pretax income in 1997 was $1.75 million, up from $1.72 million in 1996. Net income in 1997 was $2.16 million including a net income tax benefit of $412,000, compared to $2.38 million including a net income tax benefit of $661,000 in 1996. Basic earnings per share were $.44 in 1997, compared to $.56 in 1996, the year of the IPO. Shareholders' equity increased to $15.6 million from $13.3 million in 1996.

Results of Operations

    The table shown below summarizes the percentage of revenues for various items in the Company's statements of operations for the periods indicated.

                                              Years Ended December 31,
                                       _____________________________________
                                         1997           1996          1995
                                       _______        _______        _______

Revenues from nonaffiliates               38.2%          44.5%         58.3%
Revenues from affiliates                  61.8           55.5          41.7
                                       _______        _______        _______
Total revenues                           100.0          100.0         100.0
Cost of revenues                          56.0           58.7          59.7
                                       _______        _______        _______
Gross margin                              44.0           41.3          40.3

Research and development                  12.4           10.7           9.0
Selling, general and administrative       17.8           13.2          12.8
                                       _______        _______        _______
Income from operations                    13.8           17.4          18.5
Other income, net                         11.2            5.8           3.1
                                       _______        _______        _______
Income before income taxes                25.0           23.2          21.6
Income taxes (benefit)                    (5.9)          (8.9)          0.2
                                       _______        _______        _______
Net income                                30.9%          32.1%         21.4%
                                       =======        =======        =======

    Revenues--Total 1997 revenues decreased 6% to $6.99 million from $7.42 million in 1996, after a decrease of 12% from $8.39 million in 1995. The 1997 decrease was primarily due to a reduction of supplies sales to customers in the consolidating check-printing industry. Supplies revenues in 1997 were down 10% compared to 1996, which in turn were up 7% over 1995. Supplies declined to about 61% of 1997 total revenues compared to 64% and 55% in 1996 and 1995, respectively. Platesetter revenues were up a strong 25% mostly due to the new PlateStream and PlateStream 46 models. Sales to Mitsubishi of their private-label platesetter were 4% of total revenues compared to 10% in 1996 and 20% in 1995. Nonaffiliate revenues in 1997 decreased $630,000 from 1996 after a decrease of $1.59 million from 1995. Affiliate revenues increased $200,000 over 1996 following an increase of $618,000 over 1995 due to increases of a mix of products, supplies and services.

    Gross margin--Gross margin increased to 44% in 1997 compared to 41% in 1996 and 40% in 1995. Tight expenditure control and a shift in product mix towards higher-margin PlateStreams away from lower-margin supplies and Mitsubishi platesetters was primarily responsible for the increase.

    Research and development (R&D)--R&D expenses in 1997 increased $75,000 or 9% over 1996, which in turn showed an increase of $33,000 or 4% compared to 1995. The increased expenses in 1997 were due to the design of both PlateStreams and their introduction into production. In 1996 the Company began the PlateStream design after the mid-year IPO.

    Selling, general and administrative (SG&A)--SG&A expenses in 1997 increased $260,000 or 26% over 1996 after a decrease of $91,000 or 8% from 1995. The bulk of the changes were due to marketing and sales activities. Selling expenses in 1997 increased $273,000 over 1996 following a $65,000 decrease compared to 1995. The 1997 increase was due to investment spending on PlateStream marketing and sales activities. The decrease in 1996 was largely due to reduced promotion/ trade show expenses and commissions.

    Other income (expense)--Other income in 1997 was $780,000 compared to $429,000 and $262,000 in 1996 and 1995, respectively. The 1997 increase was due to a full year's interest earned on the investment of the IPO proceeds and the excess cash from operations. The increase in 1996 was mostly due to additional interest following the IPO.

    Income tax (benefit) expense--In 1997 the Company recognized an income tax benefit that resulted in a net tax benefit of $412,000, compared to a net tax benefit of $661,000 and a tax expense of $23,000 in 1996 and 1995, respectively. The tax benefits were realized from reductions of the valuation allowance relating to deferred tax assets.

    Net income--Net income increased to $2.16 million compared to $2.38 million in 1996 and $1.79 million in 1995. The decrease in 1997 was due to a lower income tax benefit compared to 1996, as pretax income was up $25,000 over 1996.

Financial Condition

    Liquidity--Cash provided by operating activities was $1.44 million in 1997, compared to $1.71 million in 1996 and $1.72 million in 1995. Working capital was $14.5 million at December 31, 1997 compared to $13.0 million and $4.15 million on that date in 1996 and 1995, respectively. The 1997 current ratio was 17 to 1, compared to 10 to 1 for 1996 and 5 to 1 for 1995.
The increases came from operating profits, IPO proceeds, and interest income.

    Capital Resources--The Company had no long-term debt or lines of credit as of December 31, 1997 as it believes its working capital is adequate for its current needs.

    Outlook--The Company foresees a continuing revenue shift from supplies for its original model 1440 platesetters. Success of the new PlateStream line of platesetters is seen as critical to the Company's future revenues and profit-ability. The PlateStreams will generate after-market service revenues, with no supplies sales anticipated. The Company plans to significantly increase its investment spending to expand distribution of the PlateStreams, and to continue to add additional products using incremental innovation over the next several years. The new leasing division was formed to help grow sales of PlateStreams by offering favorable rates through use of the Company's strong balance sheet. The resulting sales-type leases will be recognized as revenue as if purchases had occurred, with interest revenues spread over the multi-year terms of the leases. If the Company improves its profitability, it will recognize future income tax benefits relating to deferred tax assets.

    The Company has conducted a review of its computer systems to identify those areas that could be affected by the "Year 2000" issue. The Company presently believes, with modification to existing software, the Year 2000 problem will not pose significant operational problems and the costs are not anticipated to be material to its financial position or results of operations in any given year.

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

    The audit committee has reviewed all financial data included in this report. The audit committee is composed entirely of independent directors and meets periodically with management and with the independent auditors on financial reporting matters.

    The role of the independent auditors is to render an independent, professional opinion on management's financial statements as required by generally accepted auditing standards.


                            QUARTERLY RESULTS OF OPERATIONS

                       FIRST       SECOND        THIRD       FOURTH
                      QUARTER      QUARTER      QUARTER      QUARTER
                      _______      _______      _______      _______
      1997
Revenue               $ 1,847      $ 1,925      $ 1,623      $ 1,591
Cost of Revenues        1,041        1,054          892          925
                      _______      _______      _______      _______
Gross Profit              806          871          731          666
Operating Income          265          299          194          209
                      _______      _______      _______      _______
Net Income                460          495          388          816
                      =======      =======      =======      =======
Per Share-Basic       $   .09      $   .10      $   .08      $   .17
                      =======      =======      =======      =======
Average Shares
Outstanding             4,852        4,853        4,889        4,908
                      =======      =======      =======      =======

      1996
Revenue               $ 1,832      $ 1,897      $ 1,676      $ 2,011
Cost of Revenues        1,110        1,002          966        1,273
                      _______      _______      _______      _______
Gross Profit              722          895          710          738
Operating Income          305          441          261          286
                      _______      _______      _______      _______
Net Income                331          464          405        1,183
                      =======      =======      =======      =======
Per Share-Basic       $   .09      $   .13      $   .08      $   .24
                      =======      =======      =======      =======
Average Shares
Outstanding             3,629        3,630        4,801        4,850
                      =======      =======      =======      =======

(1) During the fourth quarter 1997 and 1996, the company recorded a $450,000 and $730,000 income tax benefit from the reduction of the deferred tax asset valuation allowance.
(2) Earnings per share amounts presented for 1996 and 1995 have been restated for the adoption of SFAS 128.


ITEM 8.  FINANCIAL STATEMENT AND SUPPLEMENTARY DATA.

    See Financial Statements and Notes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    There have been no changes in, or disagreements with, the accountants for the Company which require reporting under Item 9.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by Item 10 is incorporated herein by reference to the sections entitled "Item 1: Election of Directors" contained in the Company's proxy statement to be filed with the Securities and Exchange Commissions (the "Commission") within 120 days of December 31, 1997 (the "Proxy Statement").

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    No Current Reports on Form 8-K were filed by the Company during the fourth quarter ended December 31, 1997.

    The following exhibits are hereby incorporated into this Annual Report on Form 10-K by reference to exhibits with the same exhibit number filed with the Company's Registration Statement on Form S-1 (Commission file No. 333-03629), as amended, which became effective on July 2, 1996 ("Registration Statement"):

Exhibits
   Exhibit 23.  Independent Auditors' Consent

   Exhibit 27.  Financial Data Schedule

                          PRINTWARE, INC.

                            SIGNATURES

     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     PRINTWARE, INC.
                                     Registrant

Date:  March 11, 1997            /s/ DANIEL A. BAKER
                                     ________________________
                                     Daniel A. Baker, Ph.D.,
                                     PRESIDENT
                                     & CHIEF EXECUTIVE OFFICER
                                     (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant on the dates in the capacities indicated.


    Name                          Title                         Dates
    _____________________         _______________               ______________

/s/ Daniel A. Baker               President & Chief             March 11, 1998
 -  --------------------------    Executive Officer
    Daniel A. Baker               (Principal Executive Officer) ______________

/s/ Thomas W. Petschauer          Executive Vice President      March 11, 1998
 -  --------------------------    & Chief Financial Officer
    Thomas W. Petschauer          (Principal Financial Officer) ______________

/s/ Allen L. Taylor               Co-Chairman of the Board      March 11, 1998
 -  --------------------------                                  ______________
    Allen L. Taylor

/s/ Donald V. Mager               Co-Chairman of the Board      March 11, 1998
 -  --------------------------                                  ______________
    Donald V. Mager

/s/ Brian D. Shiffman             Secretary                     March 11, 1998
 -  --------------------------                                  ______________
    Brian D. Shiffman

/s/ Cordell E. Lomen              Controller                    March 11, 1998
 -  --------------------------                                  ______________
    Cordell E. Lomen


INDEPENDENT AUDITORS' REPORT

To The Board of Directors and Shareholders of Printware, Inc.:

We have audited the accompanying balance sheets of Printware, Inc. (the Company) as of December 31, 1997 and 1996 and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Printware, Inc. at December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




Deloitte & Touche LLP
________________________

Minneapolis, Minnesota
January 23, 1998

                            PRINTWARE, INC.
                            BALANCE SHEETS
                      DECEMBER 31, 1997 and 1996
                                               December 31,      December 31,
                                                  1997              1996
                  ASSETS                       ____________      ___________
CURRENT ASSETS:
  Cash and cash equivalents                    $   347,819       $   231,708
  Investments                                   11,867,661        10,558,752
  Receivables from nonaffiliates                   564,568           693,347
  Receivables from affiliates                      359,619           467,036
  Inventories                                    1,941,634         1,762,795
  Prepaid expenses                                  14,849            40,034
  Deferred income taxes                            264,421           550,842
                                               ___________       ___________
Total Current Assets                            15,360,571        14,304,514

PROPERTY AND EQUIPMENT, net of accumulated
 depreciation and amortization                     134,965           109,239

INTANGIBLE ASSETS, net of accumulated
 amortization                                       28,078            31,236
LEASE RECEIVEABLES--LONG TERM                      173,765                --
DEFERRED INCOME TAXES                              850,000           130,000
                                               ___________       ___________
TOTAL ASSETS                                   $16,547,379       $14,574,989
                                               ===========       ===========
                  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                             $   457,200       $   521,486
  Accrued expenses                                 412,017           453,449
  Deferred revenues                                 40,037           349,728
                                               ___________       ___________
    Total Current Liabilities                      909,254         1,324,663

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred Stock, no specified par value;
   1,000,000 shares authorized;
   none issued and outstanding                          --                --

  Common Stock, no par value, authorized
   15,000,000 shares: issued and outstanding
   4,914,939 and 4,850,694 at
   December 31, 1997, and 1996, respectively    22,174,940        21,984,596
  Accumulated deficit                           (6,655,097)       (8,814,066)
  Unearned compensation on stock options            (3,507)          (11,497)
  Net unrealized gain on available-
   for-sale securities                             121,789            91,293
                                               ___________       ___________
    Total shareholders' equity                  15,638,125        13,250,326
                                               ___________       ___________
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY     $16,547,379       $14,574,989
                                               ===========       ===========

See notes to financial statements.

                              PRINTWARE, INC.
                         STATEMENTS OF OPERATIONS
               YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                               Years Ended December 31
                                       ____________________________________
                                          1997         1996         1995
                                       __________   __________   __________
REVENUES FROM NONAFFILIATES            $2,672,051   $3,299,499   $4,889,761
REVENUES FROM AFFILIATES                4,314,111    4,116,536    3,498,387
                                       __________   __________   __________
TOTAL REVENUES                          6,986,162    7,416,035    8,388,148
COST OF REVENUES                        3,912,367    4,350,696    5,003,956
                                       __________   __________   __________
GROSS MARGIN                            3,073,795    3,065,339    3,384,192

OPERATING EXPENSES:
  Research and development                865,392      789,824      757,131
  Selling, general and administrative   1,241,823      982,250    1,072,878
                                       __________   __________   __________
    Total                               2,107,215    1,772,074    1,830,009
                                       __________   __________   __________
INCOME FROM OPERATIONS                    966,580    1,293,265    1,554,183
OTHER INCOME (EXPENSE):
  Net gain on arbitration award                --           --      192,335
  Interest expense                             --         (236)      (3,333)
  Interest and other income               780,289      429,263       72,740
                                       __________   __________   __________
INCOME BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEM                1,746,869    1,722,292    1,815,925
INCOME TAX (BENEFIT) EXPENSE             (412,100)    (661,112)      22,500
                                       __________   __________   __________

NET INCOME                              2,158,969    2,383,404    1,793,425
                                       ==========   ==========   ==========

NET INCOME PER COMMON SHARE:
 BASIC                                 $      .44   $      .56   $      .49
                                       ==========   ==========   ==========

 DILUTED                               $      .44   $      .56   $      .48
                                       ==========   ==========   ==========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING - BASIC                   4,875,054    4,226,504    3,626,437
                                       ==========   ==========   ==========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING - DILUTED                 4,889,195    4,237,629    3,699,814
                                       ==========   ==========    =========

See notes to financial statements.

                                             PRINTWARE, INC.
                                    STATEMENTS OF SHAREHOLDERS' EQUITY
                               YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                                                     Unearned     Net unrealized
                                                                   compensation   gain on avail-
                             Common Stock           Accumulated     on stock      able-for-sale
                           Shares       Amount        deficit       options        securities
                         _________    ___________   ____________   ____________   ______________
BALANCE AT 12/31/94      3,623,776    $15,504,426   $(12,990,895)  $         --   $           --
Shares issued pursuant to
 exercise of stock options     737          2,212             --             --               --
Shares issued for
 services performed for
 the Company                 2,500          7,500             --             --               --
Net income                      --             --      1,793,425             --               --
                        __________    ___________   ____________   ____________   ______________

BALANCE AT 12/31/95      3,627,013     15,514,138    (11,197,470)            --               --
Shares issued in public
 Offering (net of issuance
 cost of $822,447)       1,200,000      6,377,553             --             --               --
Shares issued pursuant to
 exercise of stock options  42,455        127,365             --             --               --
Shares redeemed and
 retired                   (21,274)      (113,922)            --             --               --
Shares issued for
 services performed for
 the Company                 2,500          7,500             --             --               --
Compensation on issuance
 of stock options               --         71,962             --        (71,962)              --
Stock option compensation
 earned                                                                  60,465
Unrealized gain on
 available-for-sale
 securities, net of tax         --             --             --             --           91,293
Net income                      --             --      2,383,404             --               --
                        __________    ___________   ____________   ____________   ______________

BALANCE AT 12/31/96      4,850,694     21,984,596     (8,814,066)       (11,497)          91,293
Shares issued pursuant
 to employee stock
 purchase plan              18,943         51,757             --             --               --
Shares issued pursuant
 to exercise of
 stock options              40,302        123,587             --             --               --
Shares issued pursuant
 to exercise of warrants     5,000         15,000             --             --               --
Stock option compensation
 earned                         --             --             --          7,990               --
Unrealized gain on
 available-for-sale
 securities, net of tax         --             --             --             --   $       30,496
Net income                      --             --      2,158,969             --               --
                        __________    ___________    ___________   ____________   ______________
BALANCE AT 12/31/97      4,914,939    $22,174,940    $(6,655,097)  $     (3,507)  $      121,789
                        ==========    ===========    ============  ============   ==============

See notes to financial statements.

                            PRINTWARE, INC.
                        STATEMENTS OF CASH FLOWS
             YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                             Years Ended December 31,
                                      _______________________________________
                                         1997          1996          1995
                                      ___________   ___________   ___________

OPERATING ACTIVITIES:
Net income                            $ 2,158,969   $ 2,383,404   $ 1,793,425
Adjustments to reconcile net income
  to net cash provided by
  operating activities:
  Depreciation and amortization            56,913        63,653        71,271
  Common Stock issued for services             --         7,500         7,500
  Stock option compensation earned          7,990        60,465            --
  Gain on sale of available-for-sale
    securities                                 --       (19,502)           --
  Deferred income taxes                  (450,000)     (730,000)           --
  Changes in operating assets and
    liabilities:
    Receivables from nonaffiliates        128,779      (182,262)     (234,795)
    Receivables from affiliates           107,417      (204,381)      (31,003)
    Inventories                          (178,839)      (35,453)      116,356
    Prepaid expenses                       25,185       (22,640)       26,257
    Accounts payable                      (64,286)       84,634        (8,207)
    Accrued expenses                      (41,432)      (15,659)      126,120
    Deferred revenues                    (309,691)      319,955      (145,577)
                                      ___________   ___________   ___________
  Net cash provided by
    operating activities                1,441,005     1,709,714     1,721,347

INVESTING ACTIVITIES:
  Purchases of available-for-sale
    securities                         (2,521,355)  (12,912,217)           --
  Sale of available-for-sale
    securities                          1,259,363     2,513,418            --
  Increase in lease receivables          (173,765)           --            --
  Purchases of property and equipment     (79,481)      (39,055)      (15,375)
                                       ___________   ___________   ___________
  Net cash used in
    investing activities               (1,515,238)  (10,437,854)      (15,375)

FINANCING ACTIVITIES:
  Proceeds from issuance of
    Common Stock                          190,344     6,504,918         2,212
  Common Stock redeemed and retired            --      (113,922)           --
                                      ___________   ___________   ___________
  Net cash provided by financing
    activities                            190,344     6,390,996         2,212
                                      ___________   ___________   ___________
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                    116,111    (2,337,144)    1,708,184

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                       231,708     2,568,852       860,668
                                      ___________   ___________   ___________
CASH AND CASH EQUIVALENTS,
  END OF YEAR                         $   347,819   $   231,708   $ 2,568,852
                                      ===========   ===========   ===========
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Cash paid during the period for:
    Interest                          $        --   $       236   $     3,333
                                      ===========   ===========   ===========
    Income taxes                      $    35,900   $    75,900   $    15,488
                                      ===========   ===========   ===========

See notes to financial statements.

                                 PRINTWARE, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND
1995

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

Revenue Recognition
Revenue for equipment and supply sales is recognized at the time of shipment to customers. Revenue from sales-type leases is recognized at the time of customer acceptance. Revenue from development projects and their related costs are recognized as the work is performed. Revenue related to installation, training and support is recognized when the services are performed. Revenue from development projects, installation, training and support is less than 10% of total revenues for the years ended December 31, 1997, 1996 and 1995.

Net Income Per Common Share
For earnings per common share in 1997 the Company adopted Statement of Financial Accounting Standard No. 128 (SFAS 128), "Earnings per Share". Earnings per share amounts presented for 1996 and 1995 have been restated for the adoption of SFAS 128. SFAS 128 requires the disclosure of Basic and Diluted Earnings per Share (EPS). Basic EPS is calculated using income available to common shareholders divided by the weighted average common shares outstanding during the year. Diluted EPS is similar to Basic EPS except that the weighted average common shares outstanding is increased to give effect to all dilutive potential common shares that were outstanding during the period. The total weighted average common shares outstanding has been adjusted to give effect to the reverse stock split authorized by the Company's shareholders effective April 25, 1996. See table below.

                                              1997            1996            1995
                                          ___________     ___________     ___________
Income available to common shareholders   $ 2,158,969     $ 2,383,404     $ 1,793,425
                                          ===========     ===========     ===========
Weighted average shares outstanding         4,875,054       4,226,504       3,626,437
                                          ===========     ===========     ===========
Basic EPS                                 $       .44     $       .56     $       .49
                                          ===========     ===========     ===========

Weighted average  shares
  outstanding                               4,875,054       4,226,504       3,626,437
Dilutive shares issuable from stock
  options                                      14,141          11,125          73,377
                                           __________     ___________      __________
Total shares                                4,889,195       4,237,629       3,699,814
                                           ==========     ===========      ==========
Diluted EPS                                $      .44     $       .56      $      .48
                                           ==========     ===========      ==========


Combined options and warrants to purchase 452,270, 421,159 and nil shares of common stock at exercise prices of $4.63 to $7.20 were outstanding during 1997, 1996, and 1995, respectively, but were not included in the computation of the diluted EPS because the options' exercise price was greater than the average market price of the common shares.

Cash Equivalents
Cash equivalents consist primarily of investments in commercial paper and certificates of deposit, which have original maturities of three months or less.

Investments
The Company classifies and accounts for debt and equity securities in accordance with (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company's portfolio is classified as available for sale; thus, securities are recorded at fair market value and any associated unrealized gain or loss, net of tax, is included as a separate component of shareholders' equity, "Net unrealized gain on available-for-sale securities." Gains or losses on securities are computed based on the cost of specific securities sold. The Company had no available-for-sale securities at December 31, 1995. A summary of amortized costs and market values on available-for-sale securities as of December 31, 1997 and 1996 consists of the following:



                                         1997
-------------------------------------------------------------------------------
                                          Gross          Gross
                          Amortized     Unrealized     Unrealized     Market
Description                  Cost          Gain           Loss         Value
_____________________    ___________    __________    __________    ___________

Corporate Bonds          $ 8,985,675    $ 161,536     $   (2,289)   $ 9,144,922
Municipal & Agency Bonds   1,707,059       28,120             --      1,735,179
Others                       987,560           --             --        987,560
                         ___________    _________     __________    ___________
Totals                   $11,680,294    $ 189,656     $   (2,289)   $11,867,661
                         ===========    =========     ==========    ===========


                                         1996
-------------------------------------------------------------------------------
                                          Gross          Gross
                          Amortized     Unrealized     Unrealized     Market
Description                  Cost          Gain           Loss         Value
_____________________    ___________    __________    __________    ___________

Corporate Bonds          $ 8,473,369    $ 127,475     $     (503)   $ 8,600,341
Municipal & Agency Bonds   1,508,981       14,650         (1,171)     1,522,460
Others                       435,951           --             --        435,951
                         ___________    _________     __________    ___________
Totals                   $10,418,301    $ 142,125     $   (1,674)   $10,558,752
                         ===========    =========     ==========    ===========


                                                   1997                    1996
                                                Fair Market              Fair Market
Description                                       Value                   Value
_____________________                           ___________              ___________
Less Than 1 Year                                $ 2,451,075              $   435,951
From 1 to 5 Years                                 9,416,586               10,122,801
                                                ___________              ___________
Total                                           $11,867,661              $10,558,752
                                                ===========              ===========

Credit Risk
The Company generally does not require collateral for its trade accounts receivable. The Company manages credit risk by regularly evaluating creditworthiness of its customers. Accounts receivable for which collectibility is not assured are reserved for through establishment of an allowance for doubtful accounts. Customer accounts considered by management to be uncollectible are written off.

During 1997 the Company introduced a new lease-sale program whereby credit-worthy customers were allowed to purchase platesetter equipment for $1 at the end of up to 60 month sales-type leases.

Inventories
Inventories are valued at the lower of cost (determined on a first-in, first-out basis) or market. Inventories are periodically reviewed for obsolescence or surplus stock. Items considered obsolete or surplus are written off or a valuation reserve is established to write such inventories down to their net realizable value. The Company has recorded inventory valuation reserves of $523,000 and $471,000 at December 31, 1997 and 1996, respectively.

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

Impairment of Long-Lived Assets
Management periodically reviews the carrying value of long-term assets for potential impairment by comparing the carrying value of these assets to the estimated undiscounted future cash flows expected to result from the use of these assets. Should the sum of the related, expected future net cash flows be less than the carrying value, an impairment loss would be recognized. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset with fair value being determined using discounted cash flows. To date, management has determined that no impairment of these assets exists.

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

Reclassifications
Certain reclassifications were made to the 1996 amounts to conform with the 1997 financial statement presentation.

Financial Risks and Uncertainties
In accordance with American Institute of Certified Public Accountants Statement of Position No. 94-6, "Disclosure of Certain Significant Risks and Uncertainties", the Company has disclosed in the financial statements certain financial risks and uncertainties to which it is subject, including concentration of sales to a limited number of customers, certain suppliers of raw materials and other key components included in its manufactured equipment and the use of estimates to review the carrying value of long-lived assets. The nature of the Company's operations exposes the Company to certain business risks. The market for "Computer-to-Plate" systems is highly competitive and subject to rapid technological change and evolving industry standards that may affect both the operations, operating results and financial condition of the Company and its customers.

2.  DETAILS OF SELECTED BALANCE SHEET ACCOUNTS

                                                  December 31,
                                       ____________________________________
                                           1997                    1996
                                       ___________              ___________

Receivables from Nonaffiliates:
Trade                                  $   556,311              $   719,804
Leases--current                             37,328                       --
Employees                                    3,794                      696
Allowance for doubtful accounts            (32,865)                 (27,153)
                                       ___________              ___________
Total receivables                      $   564,568              $   693,347
                                       ===========              ===========

Inventories:
Raw materials                          $   994,359              $   846,613
Work-in-process                            260,035                  196,279
Finished goods                             687,240                  719,903
                                       ___________              ___________

Total inventories                      $ 1,941,634              $ 1,762,795
                                       ===========              ===========

Property and Equipment:
Office equipment                       $   430,633              $   406,643
Software                                   108,107                  103,105
Machinery and equipment                    281,494                  244,650
Leasehold improvements                      74,762                   74,762
Tooling and spares                         334,761                  334,761
Motor vehicles                              23,708                   10,063
                                        __________              ___________
Total property and equipment             1,253,465                1,173,984
Less accumulated depreciation and
 amortization                           (1,118,500)              (1,064,745)
                                        __________              ___________
Net property and equipment             $   134,965              $   109,239
                                       ===========              ===========

Intangible Assets:
License rights                         $   560,020              $   560,020
Patents                                     53,701                   53,701
                                       ___________              ___________
Total intangible assets                    613,721                  613,721
Less accumulated amortization             (585,643)                (582,485)
                                       ___________              ___________
Net intangible assets                  $    28,078              $    31,236
                                       ===========              ===========

Accrued Expenses:
Accrued payroll and related            $    44,070              $    88,692
Accrued vacation and benefits              157,954                  147,656
Accrued professional services              143,135                  158,379
Accrued warranty reserve                    36,650                   35,940
Accrued income taxes                        15,000                       --
Accrued other                               15,208                   22,782
                                       ___________              ___________
Total accrued expenses                 $   412,017              $   453,449
                                       ===========              ===========

3. SHAREHOLDERS' EQUITY

On April 25, 1996 the Company's shareholders approved a one-for-four reverse stock split, effective immediately. All references in the financial statements to the number of shares, per share amounts, stock option plan data and the statements of shareholders' equity have been restated to reflect the split. On April 25, 1996 the Company's shareholders approved an amendment to the Company's Articles of Incorporation, whereby the authorized stock of the Company was stated as 15,000,000 shares of Common Stock, no par value and 1,000,000 shares of Preferred Stock, no specified par value. The Company's Board of Directors may designate any series and fix any relative rights and preferences of the Preferred Stock. The authorized shares have been restated in the financial statements to reflect the impact of this amendment. There were no shares of Preferred Stock issued or outstanding at December 31, 1997.

On July 2, 1996 the Company issued 1,200,000 shares of Common Stock at a price of $6.00 per share as part of its initial public offering.

During the years ended December 31, 1997, 1996 and 1995, certain employees exercised stock options and purchased a total of 40,302, 42,455 and 737 shares of Common Stock, respectively, at $3.00 per share.

The Company issued 2,500 shares of Common Stock valued at $7,500 as consideration for services rendered during each of the years ended December 31, 1996, 1995.

Prior to July 2, 1996 Common Stock values were based on management's estimates of the fair value of the Company's Common Stock and prices after July 2, 1996 were based on the fair market value of the Company's stock on The Nasdaq Stock Market.

Stock Options
On April 25, 1996 the Company's shareholders approved a new stock option plan (the 1996 Stock Plan) which provides for the granting of options and restricted stock to certain officers, employees, directors and consultants to purchase up to 500,000 shares of Common Stock. The 1996 Stock Plan also provides for the automatic grant of an option for 1,000 shares of the Company's Common Stock, exercisable for a period of five years, to each non-employee director, upon the adoption of the 1996 Stock Plan and upon the election or re-election as a member of the Board of Directors. Such Board of Directors options will be issued with an exercise price equal to the fair market value of the Common Stock on the date the option is granted. Under this plan the Company has issued options to purchase 3,000 and 2,000 shares under the plan for the years ended December 31, 1997 and 1996, respectively.

The Company's prior incentive stock option plans provided that stock options to purchase an aggregate of 375,000 shares of Common Stock may be granted to certain officers and employees. The exercise price could not be less than 100% of the fair market value of the Common Stock on the date the option was granted. No additional options under the Company's prior plans will be granted. All options become exercisable either 100% after three years from date of grant, 100% on date of grant or 100% one year after date of grant. All of these options expire either five, six or ten years from the date of grant.

Stock option activity during the years ended December 31, 1997, 1996 and 1995 is summarized below:

                                              Year Ended December 31,
                      __________________________________________________________________________
                             1997                     1996                        1995
                      _____________________    ______________________     ______________________
                                 Wgtd. Avg.               Wgtd. Avg.                 Wgtd. Ave.
                      Shares     Exer.Price     Shares    Exer. Price      Shares    Exer. Price
                      _______    __________    ________   ___________     ________   ___________

Outstanding at
  beginning of year   337,440    $     5.15     102,972   $      3.00       82,406   $      3 00
  Granted              95,870          5.06     278,681          5.61       23,087          3.00
  Canceled             (6,084)         3.83      (1,758)         3.00       (1,784)         3.00
  Exercised           (40,302)         3.00     (42,455)         3.00         (737)         3.00
                      _______    __________    ________   ___________     ________   ___________
Outstanding at
  end of year         386,924    $     5.38     337,440   $      5.15      102,972   $      3.00
                      =======    ==========    ========   ===========     ========   ===========
Options exercisable
  at year end         212,079    $     5.28     178,084   $      5.01       79,548   $      3.00
                      =======    ==========    ========   ===========     ========   ===========

The following table summarizes information about stock options outstanding at December 31, 1997:


               Options       Wgtd. Avg.                        Options
Exercise     Outstanding     Contractual      Wgtd. Avg.     Exercisable      Wgtd. Avg.
 Prices      at 12/31/97     Life (Yrs.)     Exer. Price     at 12/31/97     Exer. Price
________     ___________     __________      ___________     ___________     ___________

$  3.00           51,654           6.95      $      3.00          48,779     $      3.00
   3.88            3,000           4.33             3.88           3,000            3.88
   4.63              900           5.69             4.63              --            4.63
   5.13           90,470           8.53             5.13              --            5.13
   5.63              900           4.67             5.63             300            5.63
   6.00          240,000           4.83             6.00         160,000            6.00
             ___________     __________      ___________     ___________     ___________
                 386,924           5.98      $      5.38         212,079     $      5.28
             ===========     ==========      ===========     ===========     ===========

The estimated fair value of options granted during 1997, 1996 and 1995 were $4.00, $4.09 and $1.52, respectively. The Company applies Accounting Principles Board Opinion No. 25 (APB 25) and related interpretations in accounting for its stock option plans. Total compensation costs of $71,962 have been recognized for stock option grants during the year ended
December 31, 1996 under the provisions of APB 25. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with Statement of Financial Accounting Standards No. 123, the Company's net income and earnings per share for the years ended December 31, 1997, 1996 and 1995 would have been reduced to the pro forma amounts as indicated below.

The fair value of options granted under the Company's stock option plans during 1997 and 1996 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: no dividend yield, expected volatility of 71% to 75%, risk-free interest rates between 5.4% and 7.7% and expected lives between 5 and 10 years.


                                    1997         1996           1995
                                ___________   ___________    ___________
  Net income:
           As reported          $ 2,158,969   $ 2,383,404    $ 1,793,425
           Pro forma              1,821,742     1,747,096      1,761,112

  Net income per share - Basic:
           As reported          $       .44   $       .56    $       .48
           Pro forma                    .37           .41            .49
  Net income per share - Diluted:
           As reported          $       .44   $       .56    $       .48
           Pro forma                    .37           .41            .48



Warrants
Warrant activity is summarized as follows:

                                                                 Aggregate
                                        Number of   Price per     Exercise
                                          Shares      Share        Price
                                        _________   __________    _________

Balance at December 31, 1995                5,000   $     3.00    $  15,000
Issued July 2, 1996                       120,000         7.20      864,000
                                        _________   __________    _________
Balance at December 31, 1996              125,000    3.00-7.20      879,000
Exercised August 28, 1997                  (5,000)        3.00      (15,000)
                                        _________   __________    _________
Balance at December 31, 1997              120,000   $     7.20    $ 864,000
                                        =========   ==========    =========

In connection with the Company's initial public offering, the Representative of the Underwriters was granted warrants to purchase up to 120,000 shares of Common Stock at $7.20 per share, exercisable commencing July 2, 1997 and expiring July 2, 2001.

Restricted Stock
The Company has entered into a restricted stock compensation plan with an officer of the Company under which the Company issued 10,000 shares of restricted Common Stock to the officer over a four year period, provided that the officer remained an employee of the Company as of the anniversary date of the plan. Under this plan the last 2,500 shares were issued as of December 31, 1996. Compensation expense related to these restricted stock issuances has been recorded in the statements of operations.

1996 Employee Stock Purchase Plan
The Company's 1996 Employee Stock Purchase Plan (the "Stock Purchase Plan") was adopted on April 25, 1996 and provides for the issuance of up to 100,000 shares of Common Stock. With certain exceptions, all employees of the Company who have been employed by the Company for at least six months and who are employed at least 20 hours per week and at least five months per year, including officers and directors who are employees, are eligible to participate in the Stock Purchase Plan. The Stock Purchase Plan consists of periodic offerings. Each offering under the Stock Purchase Plan will be for a period determined by a stock purchase committee appointed by the Board of Directors, but not to exceed 27 months. An employee may elect to have up to a maximum of 10% deducted from his or her regular salary for the purpose of purchasing shares under the Stock Purchase Plan. The price at which the employee's shares are purchased is the lower of (a) 85% of the closing price of the Common Stock on the day that the offering commences or (b) 85% of the closing price of the Common Stock on the day that the offering terminates. In 1997 18,943 shares were issued under the Stock Purchase Plan.

4. LEASES

The Company leases office and manufacturing space of 35,410 square feet under a noncancelable operating lease which expires on July 31, 1998 and contains an option to renew for up to three additional years. The Company is also responsible for all taxes, utilities and assessments. Rent expense for all leases was $84,000, $84,000 and $87,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

At December 31, 1997, future minimum lease payments due in 1998, excluding taxes and utilities, were $50,000.

5. LEASE RECEIVABLES

In 1997, the Company began leasing equipment under sales-type lease agreements. The lease receivable balances were as follows:

Year Ended
____________________________________                  1997
                                                   __________
Payments to be received under sales-
  type leases                                      $  252,240
Unearned income                                       (41,147)
Current portion                                       (37,328)
                                                   __________
Lease receivable-long term                         $  173,765
                                                   ==========

Minimum future rentals due on lease receivables at December 31, 1997 are Summarized below:

         Year Ending
         December 31,
         ___________
          1998                    $ 50,856
          1999                      50,856
          2000                      50,856
          2001                      50,856
          2002                      48,816
                                  ________
            Total                 $252,240
                                  ========

6. DEFERRED REVENUES

In 1996 the Company entered into an agreement with a customer, who is a shareholder, to build certain equipment. The Company has shipped $252,635 and $80,735 of equipment to this customer as of December 31, 1997 and 1996 under this contract.

The balances remaining under all the agreements at December 31, 1997 and 1996 were $40,037 and $349,728, respectively.

7. MAJOR CUSTOMERS AND EXPORT REVENUES

Revenues to one customer, excluding the related party total revenues, amounted to $275,000 (3.9%), $1,066,000 (14.4%) and $1,464,000 (17.5%) for the years ended December 31, 1997, 1996 and 1995, respectively. No other customer accounted for 10% or more of total revenues for these periods.

The Company's export revenues did not exceed 10% of total revenues for the years ended December 31, 1997, 1996 and 1995.

8. INCOME TAXES

The Company records income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes".

For income tax purposes, the Company had net operating loss carryforwards of approximately $6,800,000 as of December 31, 1997. If not used, these carryforwards will begin to expire in 2003. Under the Tax Reform Act of 1986, certain future changes in ownership resulting from the sale or issuance of stock may limit the amount of net operating loss carryforwards which can be utilized on an annual basis.

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

Deferred taxes as of December 31, 1997 and 1996 are summarized as follows:

                                                1997           1996
                                            ___________      ___________
Current deferred taxes:

Inventory reserves                          $   183,000      $   165,000
Accrued vacation                                 47,000           39,000
Accrued professional fees                        50,100           55,400
Unrealized gain on investments                  (65,579)         (49,158)
Tax net operating loss carryforwards             19,600          318,500
Other                                            30,300           22,100
                                            ___________      ___________
Total                                       $   264,421      $   550,842
                                            ===========      ===========

Long-term deferred taxes:

Tax net operating loss carryforwards        $ 2,345,400      $ 2,656,500
Tax credit carryforwards                         91,400           76,500
Sales-type leases                                21,300               --
Valuation allowance                          (1,608,100)      (2,603,000)
                                            ___________      ___________
Total                                       $   850,000      $   130,000
                                            ===========      ===========

A reconciliation of the expected federal income taxes, using the effective statutory federal rate of 35%, with the provision (benefit) for income taxes is as follows:

                                         1997            1996            1995
                                      __________     ___________     ___________
Provision for income taxes:
Expected federal expense (benefit)    $  611,400     $   602,800     $   635,000
State taxes, net of federal benefit       10,500           7,900           2,000
Change in valuation allowance           (994,900)     (1,358,000)       (587,000)
AMT                                       27,000          44,500              --
Other                                    (66,100)         41,688         (27,500)
                                      __________     ___________     ___________
Total                                 $ (412,100)    $  (661,112)    $    22,500
                                      ==========     ===========     ===========


Income tax expense for the years ended December 31, 1997, 1996 and 1995 consist of the following:

                                         1997        1996         1995
                                      __________   _________    _________
Current tax provision:
  Federal                             $   27,400   $  60,988    $  16,150
  State                                   10,500       7,900        6,350
Deferred primarily federal              (450,000)   (730,000)          --
                                      __________   _________    _________
Income tax (benefit) expense          $ (412,100)  $(661,112)   $  22,500
                                      ==========   =========    =========


9. RELATED PARTY TRANSACTIONS

The Company sells products to two of its shareholders and also contracts for certain products and production services with these shareholders. A summary of these transactions with affiliates as of and for the years ended December 31, 1997, 1996 and 1995 are as follows:


                                          1997          1996           1995
                                      ___________    ___________    ___________
Total revenues                        $ 4,314,000    $ 4,117,000    $ 3,498,000
Total purchases of production
  services                                  1,000          7,000         44,000
Accounts receivable                       360,000        467,000        263,000
Accounts payable                               --          1,000             --


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

11.  401(k) PROFIT SHARING PLAN

The Company's 401(k) Profit Sharing Plan (the "401(k) Plan") became effective August 1, 1994. The 401(k) Plan is intended to qualify under Section 401(k) of the Internal Revenue Code. All employees employed by the Company in the United States for at least 30 hours per week are eligible to participate in the 401(k) Plan as of the next calendar quarter following one year after date of hire by the Company. Each eligible employee may contribute to the 401(k) Plan, through payroll deductions, up to 15% of his or her salary, subject to statutory limitations. The 401(k) Plan permits, but does not require, additional contributions to the 401(k) Plan by the Company of up to 2% of the compensation paid by the Company to each employee in the previous calendar quarter. The Company's contributions are made at the discretion of the Board of Directors, within the limits of the 401(k) Plan. The Company has made a contribution of 1% of the compensation of each participating employee each quarter since the adoption of the 401(k) Plan. The Company's contributions to the 401(k) Plan were $14,585, $13,411 and $13,352 for the years ended December 31, 1997, 1996 and 1995, respectively.