Form 10-Q
period 1998-04-05
PRINTWARE INC
filed 1998-04-29
CIK 801529

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        April 4, 1998

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

     Common Stock, no Par Value--4,921,566 shares as of April 29, 1998.

                      PART I--FINANCIAL INFORMATION
                      ITEM 1.--FINANCIAL STATEMENTS

                            PRINTWARE, INC.

                CONDENSED STATEMENTS OF OPERATIONS
          QUARTER ENDED APRIL 4, 1998 AND APRIL 5, 1997
                 DOLLARS IN THOUSANDS EXCEPT PER SHARE
                              (UNAUDITED)

                                                Quarter ended
                                            April 4        April 5
                                            _______        _______
                                            1998            1997
                                            ______         ______

REVENUES FROM NONAFFILIATES                 $  974         $  477
REVENUES FROM AFFILIATES                       701          1,370
                                            ______         ______
TOTAL REVENUES                               1,675          1,847
COST OF REVENUES                               925          1,041
                                            ______         ______
GROSS MARGIN                                   750            806

PERIOD COSTS:
  Research and development                     179            213
  Selling, general and administrative          405            328
                                            ______         ______
    Total                                      584            541
                                            ______         ______
INCOME FROM OPERATIONS                         166            265
OTHER INCOME (EXPENSE):
  Interest expense                              --             --
  Interest and other income                    200            195
                                            ______         ______
INCOME BEFORE INCOME TAXES                     366            460
INCOME TAXES                                    --             --
                                            ______         ______
NET INCOME                                  $  366         $  460
                                            ======         ======

NET INCOME PER COMMON:
 BASIC                                      $  .07         $  .09
                                            ======         ======
 DILUTED                                    $  .07         $  .09
                                            ======         ======
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING--BASIC        4,915,218      4,852,297
                                         =========      =========

WEIGHTED AVERAGE NUMBER OF
 COMMON AND COMMON EQUIVALENT SHARES
 OUTSTANDING--DILUTED                    4,932,031      4,871,205
                                         =========      =========
See notes to condensed financial statements.



                          PRINTWARE, INC.

                      CONDENSED BALANCE SHEETS
              DOLLARS IN THOUSANDS EXCEPT SHARE INFORMATION
                              (UNAUDITED)

                                ASSETS
                                                 April 4,       December 31,
                                                  1998              1997
                                              ____________      ____________

CURRENT ASSETS:
  Cash and cash equivalents                      $   214          $   348
  Marketable securities available-for-sale        11,947           11,868

  Receivables from nonaffiliates                     727              564
  Receivables from affiliates                        230              359
  Inventories                                      2,194            1,942
  Deferred income taxes--current                     273              264
  Prepaid expenses                                    39               15
                                                 _______          _______
    Total Current Assets                          15,624           15,360
PROPERTY AND EQUIPMENT, net of accumulated
 depreciation and amortization                       140              135

INTANGIBLE ASSETS, net of accumulated
 amortization                                         27               28
LEASE RECEIVABLES--long term                         345              174
DEFERRED INCOME TAXES--long term                     850              850
                                                 _______          _______
                                                 $16,986          $16,547
                                                 =======          =======

                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                               $   526          $   457
  Accrued expenses                                   429              412
  Deferred revenues                                    5               40
                                                 _______          _______
    Total Current Liabilities                        960              909

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred Stock, no specified par value;
   1,000,000 shares authorized;
   none issued and outstanding                        --               --

  Common Stock, no par value, authorized
   15,000,000 shares: issued and outstanding
   4,921,566 shares at April 4, 1998;
   4,914,939 at December 31, 1997,
   respectively                                   22,193           22,175
  Unrealized holding gain (loss) on securities
   available-for-sale                                125              122
  Unearned compensation on stock options              (3)              (4)

  Accumulated deficit                             (6,289)          (6,655)
                                                 _______          _______
    Total shareholders' equity                    16,026           15,638
                                                 _______          _______

                                                 $16,986          $16,547
                                                 =======          =======

See notes to condensed financial statements.


                            PRINTWARE, INC.

                  CONDENSED STATEMENTS OF CASH FLOWS
             QUARTER ENDED APRIL 4, 1998 AND APRIL 5, 1997
                           DOLLARS IN THOUSANDS
                                (UNAUDITED)

                                                 April 4,        April 5,
                                                  1998             1997
                                              ____________     ____________

OPERATING ACTIVITIES:
Net income                                      $  366             $  460
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                     16                 15
  Unearned compensation on stock options             1                  5
  Deferred income taxes                             (9)               (49)
  Changes in operating assets and liabilities:
    Receivables from nonaffiliates                (163)               385
    Receivables from affiliates                    129                (49)
    Lease receivables                             (171)                --
    Inventories                                   (252)              (127)
    Prepaid expenses                               (24)               (13)
    Accounts payable                                69                (60)
    Accrued expenses                                17                (73)
    Deferred revenues                              (35)              (119)
                                                ______             ______
     Net cash (used) provided by
      operating activities                         (56)               375

INVESTING ACTIVITIES:
  Purchases of marketable securities
      available-for-sale                           (76)              (467)
  Purchases of property and equipment              (21)               (27)
  Decrease in intangible assets                      1                 --
                                                ______             ______
     Net cash used in
      investing activities                         (96)              (494)

FINANCING ACTIVITIES:
  Proceeds from issuance of Common Stock            18                 10
                                                ______             ______
NET DECREASE IN CASH
 AND CASH EQUIVALENTS                             (134)              (109)
CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                               348                524
                                                ______             ______
CASH AND CASH EQUIVALENTS,
 END OF PERIOD                                  $  214             $  415
                                                ======             ======
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Cash paid during the period for:
    Income taxes                                $    2             $   --
                                                ======             ======

See notes to condensed financial statements.

                            PRINTWARE, INC.

                NOTES TO CONDENSED FINANCIAL STATEMENTS
            QUARTER ENDED APRIL 4, 1998 AND APRIL 5, 1997

1. INTERIM FINANCIAL INFORMATION

    The accompanying condensed balance sheet as of April 4, 1998 and the condensed statements of operations for the three months ended April 4, 1998 and April 5, 1997, and the condensed statements of cash flows for the three months ended April 4, 1998 and April 5, 1997 are unaudited. In the opinion of management, such unaudited financial statements include all adjustments, consisting of only normal, recurring accruals, necessary for a fair presentation thereof. The results of operations for any interim period are not necessarily indicative of the results for the year.

                                                 April 4,       December 31,
                                                  1998              1997
                                              ____________      ____________

2. RECEIVABLES FROM NONAFFILIATES:

Trade                                            $  662         $  556
Leases--current                                     104             37
Employees                                             2              4
Allowance for doubtful accounts                     (41)           (33)
                                                 ______         ______
Total receivables from nonaffiliates             $  727         $  564
                                                 ======         ======

3. INVENTORIES:

Raw materials                                    $1,132         $  995
Work-in-process                                     294            260
Finished goods                                      768            687
                                                 ______         ______
Total inventories                                $2,194         $1,942
                                                 ======         ======

4. PROPERTY AND EQUIPMENT:

Office equipment                                 $  434         $  430
Software                                            108            108
Machinery and equipment                             298            281
Leasehold improvements                               75             75
Tooling and spares                                  335            335
Motor vehicles                                       24             24
                                                 ______         ______
Total property and equipment                      1,274          1,253
Less: accumulated depreciation and amortization   1,134          1,118
                                                 ______         ______
Net property and equipment                       $  140         $  135
                                                 ======         ======

                           PRINTWARE, INC.

            NOTES TO CONDENSED FINANCIAL STATEMENTS
         QUARTER ENDED APRIL 4, 1998 AND APRIL 5, 1997
                            (Continued)

                                                 April 4,       December 31,
                                                  1998             1997
                                              ____________      ____________
5. INTANGIBLE ASSETS:


License rights                                   $  560         $  560
Patents                                              54             54
                                                 ______         ______
Total intangible assets                             614            614
Less: accumulated amortization                      587            586
                                                 ______         ______
Net intangible assets                            $   27         $   28
                                                 ======         ======

6. ACCRUED EXPENSES:

Accrued payroll and related                      $   86         $   44
Accrued vacation and benefits                       169            158
Accrued professional services                        97            143
Accrued warranty reserve                             41             37
Accrued income taxes                                 24             15
Accrued other                                        12             15
                                                 ______         ______
Total accrued expenses                           $  429         $  412
                                                 ======         ======


7. MARKETABLE SECURITIES
     The Company classifies its marketable securities as available-for-sale. At April 4, 1998 and December 31, 1997, securities available-for-sale are carried at fair value with the net unrealized holding gain or loss included in shareholders' equity.

8. SHAREHOLDERS' EQUITY

     During the three months ended April 4, 1998, the Company issued 6,627 shares of Common Stock in connection with the Employee Stock Purchase Plan at $2.7625 per share.

9. COMPREHENSIVE NET INCOME

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires the disclosure of comprehensive income and its components in the Company's financial statements. The Company had comprehensive income of $370,000 and $347,000 for the quarters ended April 4, 1998 and April 5, 1997, respectively, which consists of net income in addition to the net unrealized gain on available-for-sale securities and unearned compensation on stock options.

10. NEW ACCOUNTING PRONOUNCEMENT

     Effective January 1, 1998, the Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. This statement does not have a material impact on results reported in the financial statements.

ITEM 2.                     MANAGEMENT'S DISCUSSION
                   AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

                 RESULTS OF OPERATIONS FOR THE QUARTER ENDED
                      APRIL 4, 1998 AND APRIL 5, 1997

    Total revenues for the 1998 quarter were $1.68 million, a decrease of 9% from those of first quarter 1997 which were $1.85 million. The decrease was due to a reduction in affiliate supplies sales largely offset by an increase in PlateStream Platesetter sales in the 1998 quarter compared to 1997.

    The decrease in revenues from the Company's affiliate in the 1998 quarter was due primarily to reduced purchases of digital plate material used in the Company's older Platesetter models. The Company believes this will continue for the remainder of 1998.

    The Company's gross margin was $750,000 in the first quarter 1998 versus $806,000 in the comparable quarter in 1997. Gross margin as a percentage of revenue increased from 44% in the first quarter 1997 to 45% in first quarter 1998. The increased percentage margin in 1997 was due primarily to a change in product mix from lower margin supplies to higher margin Platesetters.

    Research and development expenses decreased to $179,000 in the first quarter 1998 from $213,000 in the first quarter in 1997. The decrease was largely due to the completion of the development of the new PlateStream product in 1997.

    Selling, general and administrative expenses increased to $405,000 in the first quarter of 1998 from $328,000 in the first quarter of 1997. Selling expenses increased by approximately $60,000 in the first quarter 1998 due to investment spending on the new PlateStream model and higher commissions due to increased equipment sales. General and administrative expenses were up approximately $20,000 in the 1998 quarter due primarily to increased management compensation, annual report expenses, and Nasdaq expenses.

    Interest, other income and income taxes were $200,000 in the 1998 quarter compared to $195,000 in the 1997 quarter. This increase in interest income in 1998 is due primarily to an increase in cash and investments of over $1.1 million from the 1997 quarter compared to the 1998 quarter. This is largely due to the Company's profit from operations.

    The Company's income tax expense primarily consists of minimum taxes due, offset by the net operation loss carryforwards.

    Net income for the first quarter of 1998 was $366,000, or $.07 per common share, down from $460,000 or $.09 per share in 1997 due to increased expenses partially offset by higher margins and investment income.

LIQUIDITY AND CAPITAL RESOURCES

    Working capital was $14.7 million on April 4, 1998 compared to $14.5 at December 31, 1997. Cash, cash equivalents and investments decreased by approximately $55,000 at April 4, 1998 compared to December 31, 1997. The decrease was primarily due to an increase in sales-type leases financed by the Company partially offset by net income from operating activities.

    As of April 4, 1998 the Company has no material commitments which would result in a significant cash outflow other than purchases of inventory in the normal course of business, and the financing of additional Platesetter leases.

MILLENNIUM CHANGE

    The Company has conducted a review of its computer systems to identify those areas that could be affected by the "Year 2000" issue. The Company presently believes, with modification to existing software, the Year 2000 problem will not pose significant operational problems, and the costs are not anticipated to be material to its financial position or results of operations in any given year.

                      PART II--OTHER INFORMATION
  Item #6 Exhibits and Reports on Form 8-K

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



                                   PRINTWARE, INC.
                                   Registrant


Date:  April 29, 1998            /s/ THOMAS W. PETSCHAUER

                                   ________________________
                                   Thomas W. Petschauer
                                   EXECUTIVE VICE PRESIDENT
                                   & CHIEF FINANCIAL OFFICER
                                   (Principal Financial Officer)


Date:  April 29, 1998            /s/ DANIEL A. BAKER

                                   ________________________
                                   Daniel A. Baker, Ph.D.,
                                   PRESIDENT
                                   & CHIEF EXECUTIVE OFFICER
                                   (Principal Executive Officer)