Form 10-Q
period 1998-07-04
PRINTWARE INC
filed 1998-08-03
CIK 801529

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        July 4, 1998

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

                      (651) 456-1400
   (Registrant's telephone number, including area code)

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

     Common Stock, no Par Value - 4,928,484 shares outstanding as of July 29, 1998.

                      PART I - FINANCIAL INFORMATION
                      ITEM 1. - FINANCIAL STATEMENTS

                            PRINTWARE, INC.

                CONDENSED STATEMENTS OF OPERATIONS
          3 AND 6 MONTHS ENDED JULY 4, 1998 AND JULY 5, 1997
                 DOLLARS IN THOUSANDS EXCEPT PER SHARE
                              (UNAUDITED)

                                       Three months ended  Six months ended
                                       July 4    July 5    July 4    July 5
                                       ______    ______    ______    ______
                                        1998      1997      1998      1997
                                       ______    ______    ______    ______
REVENUES FROM NON AFFILIATES           $1,279    $  807    $2,253    $1,284
REVENUES FROM AFFILIATES                  442     1,118     1,143     2,488
                                       ______    ______    ______    ______
TOTAL REVENUES                          1,721     1,925     3,396     3,772
COST OF REVENUES                          975     1,054     1,900     2,095
                                       ______    ______    ______    ______
Gross margin                              746       871     1,496     1,677

PERIOD COSTS:
  Research and development                173       250       352       463
  Selling, general and administrative     405       322       810       650

                                       ______    ______    ______    ______
    Total                                 578       572     1,162     1,113
                                       ______    ______    ______    ______
INCOME FROM OPERATIONS                    168       299       334       564

Interest and other income                 221       196       421       391
                                       ______    ______    ______    ______
INCOME BEFORE INCOME TAXES                389       495       755       955
INCOME TAXES                               --        --        --        --
                                       ______    ______    ______    ______
NET INCOME                             $  389    $  495    $  755    $  955
                                       ======    ======    ======    ======
NET INCOME PER COMMON SHARE:
  BASIC                                $  .08    $  .10    $  .15    $  .20
                                       ======    ======    ======    ======
  DILUTED                              $  .08    $  .10    $  .15    $  .20
                                       ======    ======    ======    ======
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING--BASIC   4,921,870 4,853,393 4,918,473 4,852,833
                                    ========= ========= ========= =========
WEIGHTED AVERAGE NUMBER OF
 COMMON AND COMMON EQUIVALENT
 SHARES OUTSTANDING--DILUTED        4,941,379 4,880,590 4,936,879 4,880,030
                                    ========= ========= ========= =========


See notes to condensed financial statements.


                            PRINTWARE, INC.

                    CONDENSED BALANCE SHEETS
                 DOLLARS IN THOUSANDS EXCEPT PER SHARE
                              (UNAUDITED)

                                ASSETS

                                              July 4,           December 31,
                                               1998                 1997
                                           ____________         ____________
CURRENT ASSETS:
  Cash and cash equivalents                    $   416            $   348
  Marketable securities available-for-sale      12,114             11,868
  Receivables from non affiliates                  826                564
  Receivables from affiliates                        0                359
  Inventories                                    2,101              1,942
  Deferred income taxes - current                  291                264
  Prepaid expenses                                 109                 15
                                               _______            _______
    Total Current Assets                        15,857             15,360
PROPERTY AND EQUIPMENT, net of accumulated
 depreciation and amortization                     134                135

INTANGIBLE ASSETS, net of accumulated
 amortization                                       26                 28
LEASE RECEIVABLES - long-term                      626                174
DEFERRED INCOME TAXES - long-term                  850                850
                                               _______            _______
                                               $17,493            $16,547
                                               =======            =======

                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                             $   644            $   457
  Accrued expenses                                 429                412
  Deferred revenues                                 --                 40
                                               _______            _______
    Total Current Liabilities                    1,073                909

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred Stock, no specified par value;
   1,000,000 shares authorized;
   none issued and outstanding                      --                 --

  Common Stock, no par value, authorized
   15,000,000 shares: issued and outstanding
   4,928,484 shares at July 4, 1998;
   4,914,939 shares at December 31, 1997        22,209             22,175
  Net unrealized gain on available-for-sale
   securities                                      113                122
  Unearned compensation on stock options            (2)                (4)

   Accumulated deficit                          (5,900)            (6,655)
                                               _______            _______
    Total shareholders' equity                  16,420             15,638
                                               _______            _______

                                               $17,493            $16,547
                                               =======            =======

See notes to condensed financial statements.

                            PRINTWARE, INC.

                  CONDENSED STATEMENTS OF CASH FLOWS
              6 MONTHS ENDED JULY 4, 1998 AND JULY 5, 1997
                           DOLLARS IN THOUSANDS
                              (UNAUDITED)

                                                July 4,            July 5,
                                                 1998                1997
                                                _______            ______

OPERATING ACTIVITIES:
Net income                                      $  755             $  955
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                     33                 32
  Unearned compensation on stock options             2                  6
  Deferred income taxes                            (27)               (26)
  Changes in operating assets and liabilities:
    Receivables from non affiliates               (262)                90
    Receivables from affiliates                    359                 (1)
    Inventories                                   (159)               (18)
    Prepaid expenses                               (94)               (23)
    Accounts payable                               187               (126)
    Accrued expenses                                17                (96)
    Deferred revenues                              (40)              (192)
                                                ______             ______
     Net cash provided by
      operating activities                         771                601

INVESTING ACTIVITIES -
  Purchases of property and equipment              (30)               (32)
  Purchases of available-for-sale securities      (255)              (903)
  Increase in lease receivables                   (452)                --
                                                ______             ______
     Net cash used in investing activities        (737)              (935)

FINANCING ACTIVITIES -
  Proceeds from issuance of Common Stock            34                 24
                                                ______             ______
NET (DECREASE) INCREASE IN CASH
 AND CASH EQUIVALENTS                               68               (310)
CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                               348                524
                                                ______             ______
CASH AND CASH EQUIVALENTS,
 END OF PERIOD                                  $  416             $  214
                                                ======             ======
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Cash paid during the period for:
    Income taxes                                $   33             $   27
                                                ======             ======

See notes to condensed financial statements.

                            PRINTWARE, INC.

                NOTES TO CONDENSED FINANCIAL STATEMENTS
          3 AND 6 MONTHS ENDED JULY 4, 1998 AND JULY 5, 1997

1. INTERIM FINANCIAL INFORMATION

    The accompanying condensed balance sheets as of July 4, 1998 and December 31, 1997, the condensed statements of operations for the three and six months ended July 4, 1998 and July 5, 1997, the condensed statements of cash flows for the six months ended July 4, 1998 and July 5, 1997 and the interim information as of and for the six months ended July 4, 1998 appearing in the notes to condensed financial statements are unaudited. In the opinion of management, such unaudited financial statements include all adjustments, consisting of only normal, recurring accruals necessary for a fair presentation thereof. The results of operations for any interim period are not necessarily indicative of the results for the year.

                                                 July 4,        December 31,
                                                  1998             1997
                                               _________        ____________
2. RECEIVABLES FROM NON AFFILIATES:

Trade                                            $  209           $  556
Leases - current                                    660               37
Employees                                             1                4
Allowance for doubtful accounts                     (44)             (33)
                                                 ______           ______
Total receivables from non affiliates            $  826           $  564
                                                 ======           ======

3. INVENTORIES:

Raw materials                                    $1,186           $  995
Work-in-process                                     317              260
Finished goods                                      598              687
                                                 ______           ______
Total inventories                                $2,101           $1,942
                                                 ======           ======

4. PROPERTY AND EQUIPMENT:

Office equipment                                 $  436           $  430
Software                                            108              108
Machinery and equipment                             305              281
Leasehold improvements                               75               75
Tooling and spares                                  335              335
Motor vehicles                                       24               24
                                                 ______           ______
Total property and equipment                      1,283            1,253
Less accumulated depreciation and amortization    1,149            1,118
                                                 ______           ______
Net property and equipment                       $  134           $  135
                                                 ======           ======

                           PRINTWARE, INC.
            NOTES TO CONDENSED FINANCIAL STATEMENTS
       3 AND 6 MONTHS ENDED JULY 4, 1998 AND JULY 5, 1997
                            (Continued)

                                                 July 4,        December 31,
                                                  1998              1997
                                                 ______         ___________
5. INTANGIBLE ASSETS:

License rights                                   $  560           $  560
Patents                                              54               54
                                                 ______           ______
Total intangible assets                             614              614
Less accumulated amortization                       588              586
                                                 ______           ______
Net intangible assets                            $   26           $   28
                                                 ======           ======

6. ACCRUED EXPENSES:

Accrued payroll and related                      $   53           $   44
Accrued vacation and benefits                       145              158
Accrued professional services                       163              143
Accrued warranty reserve                             36               37
Accrued income taxes                                 13               15
Accrued other                                        19               15
                                                 ______           ______
Total accrued expenses                           $  429           $  412
                                                 ======           ======

7.  MARKETABLE SECURITIES
     The Company classifies its marketable securities as available-for-sale. At July 4, 1998 and December 31, 1997, securities available-for-sale are carried at fair value with the net unrealized holding gain or loss included in shareholders' equity.

8.  SHAREHOLDERS' EQUITY
     During the six months ended July 4, 1998, the Company issued a total of 13,545 shares of Common Stock to certain employees as part of the Company's Stock Purchase Plan at prices of $2.66 and $2.34 per share.

9.  COMPREHENSIVE NET INCOME
     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires the disclosure of comprehensive income and its components in the Company's financial statements. The Company had comprehensive income of $378,000 and $575,000 for the quarters ended July 4, 1998 and July 5, 1997, respectively, which consists of net income in addition to the net unrealized gain on available-for-sale securities and unearned compensation on stock options.

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

ITEM 2.                     MANAGEMENT'S DISCUSSION
                   AND ANALYSIS OF FINANCIAL CONDITION AND
                          RESULTS OF OPERATIONS

                  RESULTS OF OPERATIONS FOR THE QUARTER ENDED
                       JULY 4, 1998 AND JULY 5, 1997

    Total revenues for the 1998 quarter were $1.72 million, a decrease of 11% over those of second quarter 1997 which were $1.93 million. The decrease was due to the decline of supplies sales in the 1998 quarter compared to 1997, largely offset by an increase in Platesetter sales.

    Model 3240 Platesetter sales included sales to the Company's OEM customer and sales of the new PlateStream model. The decline in supplies sales was primarily due to loss of Deluxe Corporation as a supplies customer.

    The Company's gross margin was $746,000 in the second quarter 1998 versus $871,000 in the comparable quarter in 1997. Gross margin as a percentage of revenue decreased from 45% in the second quarter 1997 to 43%

in second quarter 1998. The decreased margin in 1998 was due primarily to inventory write-downs due to the loss of Deluxe Corporation as a supplies customer.

    Research and development expenses decreased to $173,000 in the second quarter 1998 from $250,000 in the second quarter in 1997. The decrease was primarily due to completion of the development of the new PlateStream product in mid 1997.

    Selling, general and administrative expenses were $405,000 in the second quarter of 1998 up from $322,000 in the second quarter of 1997. Marketing and sales expenses increased by approximately $50,000 in the second quarter 1998 primarily due to an increased advertising and exhibition participation associated with the PlateStream product. General and administrative expenses were up in the 1998 quarter due primarily to costs associated with the loss of supplies business from Deluxe Corporation.

    Operating income in the 1998 period was $168,000 or 10% of revenues, compared to $299,000 or 16% of revenues in the 1997 period. The decrease was due to higher period costs from investment spending on the new PlateStream program and higher expenses associated from loss of supplies business.

    Interest and other income were $221,000 in the 1998 quarter compared to $196,000 in the 1997 quarter. The increase in 1998 was due primarily to the 1998 quarter's increase in cash and investments of over $1.2 million compared to the 1997 quarter. This was largely due to the Company's positive cash flow from operations.

    The Company's income tax expense primarily consists of minimum taxes due, offset by net operating loss carryforwards.

    Net income for the second quarter of 1998 was $389,000, or $.08 per common basic and diluted share, down from $495,000 or $.10 per share in 1997 due largely to write-downs associated with the loss of Deluxe's supplies business.

RESULTS OF OPERATIONS FOR THE 6 MONTHS ENDED JULY 4, 1998 and JULY 5, 1997

    Total revenues for the first half of 1998 were $3.40 million or an decrease of 10% from 1997. The decrease in 1998 revenues versus the year-ago period was because of stronger sales of the PlateStream model, which were more than offset by the decreased supplies sales due to the loss of Deluxe Corporation as a supplies customer.

    The Company's gross margin as a percentage of revenue in the 1998 period was 44%, unchanged from 44% in the 1997 period.

    Research and development expenses for the 1998 period decreased 24% over the same period in 1997 due primarily to completion of the new PlateStream product in 1997.

    Selling, general and administrative expenses were 25% higher in 1998 compared to 1997 primarily due to higher marketing and sales costs associated with the new PlateStream product and costs incurred as a result of the loss of supplies business from Deluxe Corporation.

    Operating income in the 1998 period was $334,000 or 10% of revenues, compared to $564,000 or 15% of revenues in the 1997 period. The decrease was due primarily to write-downs associated with the loss of supplies business partially offset by increased equipment sales.

    Interest and other income were $421,000 in the 1998 period compared to $391,000 in the 1997 period. The increase in 1998 is due primarily to an increase in cash and investments from profitable operations.

    The Company's income tax expense consists of minimum taxes due, offset by the net operating loss carryforwards.

    Net income for the 1998 period was $755,000 or 22% of revenues, down 3% from $955,000 or 25% of revenues in 1997. Basic and diluted earnings per share were $.15 in the 1998 period versus $.20 per share for the 1997 period.

LIQUIDITY AND CAPITAL RESOURCES

    The current ratio was over 14 to 1 on July 4, 1998 compared to over 16 to 1 on December 31, 1997. Working capital was over $14.0 million on July 4, 1998 compared to over $14.0 at December 31, 1997. Long-term lease receivables were $626,000 at July 4, 1998 compared to $174,000 at December 31, 1997 due to the expanding number of leases financed by the Company's Leasing Division. The Company has financed nearly $850,000 in lease sales inception to date. Cash, cash equivalents and investments increased by approximately $300,000 at July 4, 1998 compared to December 31, 1997, due to the past six months of profitable operations, partially offset by the increase in lease receivables.


    As of July 4, 1998 the Company has no material commitments which would result in a significant cash outflows other than purchases of inventory and the financing of Platesetter leases.

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



                                   PRINTWARE, INC.
                                   Registrant


Date:  July 31, 1998               /s/ THOMAS W. PETSCHAUER

                                   ________________________
                                   Thomas W. Petschauer
                                   EXECUTIVE VICE PRESIDENT
                                   AND CHIEF FINANCIAL OFFICER
                                   (Principal Financial Officer)


Date:  July 31, 1998               /s/ DANIEL A. BAKER

                                   ________________________
                                   Daniel A. Baker, Ph.D.,
                                   PRESIDENT
                                   AND CHIEF EXECUTIVE OFFICER
                                   (Principal Executive Officer)