Form 10-Q
period 1998-10-03
PRINTWARE INC
filed 1998-10-28
CIK 801529

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        October 3, 1998

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

     Common Stock, no Par Value - 4,937,284 shares outstanding as of October 28, 1998.

                      PART I - FINANCIAL INFORMATION
                      ITEM 1. - FINANCIAL STATEMENTS

                            PRINTWARE, INC.

                CONDENSED STATEMENTS OF OPERATIONS
       3 AND 9 MONTHS ENDED OCTOBER 3, 1998 AND OCTOBER 4, 1997
                 DOLLARS IN THOUSANDS EXCEPT PER SHARE
                              (UNAUDITED)

                                       Three months ended  Nine months ended
                                       Oct 3     Oct 4     Oct 3     Oct 4
                                       ______    ______    ______    ______
                                        1998      1997      1998      1997
                                       ______    ______    ______    ______
REVENUES FROM NON AFFILIATES           $1,719    $  648    $3,972    $1,932
REVENUES FROM AFFILIATES                   48       975     1,191     3,463
                                       ______    ______    ______    ______
TOTAL REVENUES                          1,767     1,623     5,163     5,395
COST OF REVENUES                        1,066       892     2,966     2,987
                                       ______    ______    ______    ______
Gross margin                              701       731     2,197     2,408

PERIOD COSTS:
  Research and development                202       215       554       678
  Selling, general and administrative     346       322     1,156       972

                                       ______    ______    ______    ______
    Total                                 548       537     1,710     1,650
                                       ______    ______    ______    ______
INCOME FROM OPERATIONS                    153       194       487       758

Interest and other income                 194       194       615       585
                                       ______    ______    ______    ______
INCOME BEFORE INCOME TAXES                347       388     1,102     1,343
INCOME TAXES                               --        --        --        --
                                       ______    ______    ______    ______
NET INCOME                             $  347    $  388    $1,102    $1,343
                                       ======    ======    ======    ======
NET INCOME PER COMMON SHARE:
  BASIC                                $  .07    $  .08    $  .22    $  .28
                                       ======    ======    ======    ======
  DILUTED                              $  .07    $  .08    $  .22    $  .28
                                       ======    ======    ======    ======
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING--BASIC   4,922,160 4,888,651 4,921,857 4,864,600
                                    ========= ========= ========= =========
WEIGHTED AVERAGE NUMBER OF
 COMMON AND COMMON EQUIVALENT
 SHARES OUTSTANDING--DILUTED        4,922,160 4,905,931 4,921,857 4,881,880
                                    ========= ========= ========= =========


See notes to condensed financial statements.


                            PRINTWARE, INC.

                    CONDENSED BALANCE SHEETS
                 DOLLARS IN THOUSANDS EXCEPT PER SHARE
                              (UNAUDITED)

                                ASSETS

                                             October 3,          December 31,
                                               1998                 1997
                                           ____________         ____________
CURRENT ASSETS:
  Cash and cash equivalents                    $ 1,096            $   348
  Marketable securities available-for-sale      11,580             11,868
  Receivables from non affiliates                1,000                564
  Receivables from affiliates                        6                359
  Inventories                                    2,304              1,942
  Deferred income taxes - current                  238                264
  Prepaid expenses                                  91                 15
                                               _______            _______
    Total Current Assets                        16,315             15,360
PROPERTY AND EQUIPMENT, net of accumulated
 depreciation and amortization                     226                135

INTANGIBLE ASSETS, net of accumulated
 amortization                                       26                 28
LEASE RECEIVABLES - long-term                      731                174
DEFERRED INCOME TAXES - long-term                  850                850
                                               _______            _______
                                               $18,148            $16,547
                                               =======            =======

                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                             $   675            $   457
  Accrued expenses                                 561                412
  Deferred revenues                                  8                 40
                                               _______            _______
    Total Current Liabilities                    1,244                909

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred Stock, no specified par value;
   1,000,000 shares authorized;
   none issued and outstanding                      --                 --

  Common Stock, no par value, authorized
   15,000,000 shares: issued and outstanding
   4,937,284 shares at October 3, 1998;
   4,914,939 shares at December 31, 1997        22,231             22,175
  Net unrealized gain on available-for-sale
   securities                                      227                122
  Unearned compensation on stock options            (1)                (4)

   Accumulated deficit                          (5,553)            (6,655)
                                               _______            _______
    Total shareholders' equity                  16,904             15,638
                                               _______            _______

                                               $18,148            $16,547
                                               =======            =======

See notes to condensed financial statements.

                            PRINTWARE, INC.

                  CONDENSED STATEMENTS OF CASH FLOWS
          9 MONTHS ENDED OCTOBER 3, 1998 AND OCTOBER 4, 1997
                           DOLLARS IN THOUSANDS
                              (UNAUDITED)

                                               October 3,         October 4,
                                                 1998                1997
                                                _______            ______

OPERATING ACTIVITIES:
Net income                                      $1,102             $1,343
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                     45                 42
  Unearned compensation on stock options             3                  7
  Deferred income taxes                             26                (11)
  Changes in operating assets and liabilities:
    Receivables from non affiliates               (436)               190
    Receivables from affiliates                    353                  6
    Inventories                                   (362)              (198)
    Prepaid expenses                               (76)                12
    Accounts payable                               218                (90)
    Accrued expenses                               149                 (8)
    Deferred revenues                              (32)              (246)
                                                ______             ______
     Net cash provided by
      operating activities                         990              1,047

INVESTING ACTIVITIES -
  Purchases of property and equipment             (136)               (53)
  Purchases of available-for-sale securities       393             (1,186)
  Decrease in intangible assets                      2                --
  Increase in lease receivables                   (557)               (49)
                                                ______             ______
     Net cash used in investing activities        (298)            (1,288)

FINANCING ACTIVITIES -
  Proceeds from issuance of Common Stock            56                170
                                                ______             ______
NET (DECREASE) INCREASE IN CASH
 AND CASH EQUIVALENTS                              748                (71)
CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                               348                524
                                                ______             ______
CASH AND CASH EQUIVALENTS,
 END OF PERIOD                                  $1,096             $  453
                                                ======             ======
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Cash paid during the period for:
    Income taxes                                $   35             $    2
                                                ======             ======

See notes to condensed financial statements.

                            PRINTWARE, INC.

                NOTES TO CONDENSED FINANCIAL STATEMENTS
       3 AND 9 MONTHS ENDED OCTOBER 3, 1998 AND OCTOBER 4, 1997

1. INTERIM FINANCIAL INFORMATION

    The accompanying condensed balance sheets as of October 3, 1998 and December 31, 1997, the condensed statements of operations for the three and nine months ended October 3, 1998 and October 4, 1997, the condensed statements of cash flows for the nine months ended October 3, 1998 and October 4, 1997 and the interim information as of and for the nine months ended October 3, 1998 appearing in the notes to condensed financial statements are unaudited. In the opinion of management, such unaudited financial statements include all adjustments, consisting of only normal, recurring accruals necessary for a fair presentation thereof. The results of operations for any interim period are not necessarily indicative of the results for the year.

                                               October 3,        December 31,
                                                  1998             1997
                                               _________        ____________
2. RECEIVABLES FROM NON AFFILIATES:

Trade                                            $  786           $  556
Leases - current                                    257               37
Employees                                             4                4
Allowance for doubtful accounts                     (47)             (33)
                                                 ______           ______
Total receivables from non affiliates            $1,000           $  564
                                                 ======           ======

3. INVENTORIES:

Raw materials                                    $1,343           $  995
Work-in-process                                     333              260
Finished goods                                      628              687
                                                 ______           ______
Total inventories                                $2,304           $1,942
                                                 ======           ======

4. PROPERTY AND EQUIPMENT:

Office equipment                                 $  484           $  430
Software                                            108              108
Machinery and equipment                             310              281
Leasehold improvements                              125               75
Tooling and spares                                  338              335
Motor vehicles                                       24               24
                                                 ______           ______
Total property and equipment                      1,389            1,253
Less accumulated depreciation and amortization    1,163            1,118
                                                 ______           ______
Net property and equipment                       $  226           $  135
                                                 ======           ======

                           PRINTWARE, INC.
            NOTES TO CONDENSED FINANCIAL STATEMENTS
    3 AND 9 MONTHS ENDED OCTOBER 3, 1998 AND OCTOBER 4, 1997
                            (Continued)

                                               October 3,        December 31,
                                                  1998              1997
                                                 ______         ___________
5. INTANGIBLE ASSETS:

License rights                                   $  560           $  560
Patents                                              54               54
                                                 ______           ______
Total intangible assets                             614              614
Less accumulated amortization                       588              586
                                                 ______           ______
Net intangible assets                            $   26           $   28
                                                 ======           ======

6. ACCRUED EXPENSES:

Accrued payroll and related                      $   86           $   44
Accrued vacation and benefits                       194              158
Accrued professional services                       192              143
Accrued warranty reserve                             42               37
Accrued income taxes                                 21               15
Accrued other                                        26               15
                                                 ______           ______
Total accrued expenses                           $  561           $  412
                                                 ======           ======

7.  MARKETABLE SECURITIES
     The Company classifies its marketable securities as available-for-sale. At October 3, 1998 and December 31, 1997, securities available-for-sale are carried at fair value with the net unrealized holding gain or loss included in shareholders' equity.

8.  SHAREHOLDERS' EQUITY
     During the nine months ended October 3, 1998, the Company issued a total of 22,345 shares of Common Stock to certain employees as part of the Company's Stock Purchase Plan at prices ranging from $2.34 to $2.66 per share.

9.  COMPREHENSIVE NET INCOME
     Effective January 1, 1998, the Company adopted Statement of Financial

Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires the disclosure of comprehensive income and its components in the Company's financial statements. The Company had comprehensive income of $461,000 and $440,000 for the quarters ended October 3, 1998 and October 4, 1997, respectively, which consists of net income in addition to the net unrealized gain on available-for-sale securities and unearned compensation on stock options.

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

ITEM 2.                     MANAGEMENT'S DISCUSSION
                   AND ANALYSIS OF FINANCIAL CONDITION AND
                          RESULTS OF OPERATIONS

                  RESULTS OF OPERATIONS FOR THE QUARTER ENDED
                     OCTOBER 3, 1998 AND OCTOBER 4, 1997

    Total revenues for the 1998 quarter were $1.77 million, an increase of 9% over those of third quarter 1997 which were $1.62 million. The increase was due to an increase in Platesetter sales partially offset by the decline of supplies sales in the 1998 quarter compared to 1997.

    Model 3240 Platesetter sales included sales to the Company's OEM customer and sales of the new PlateStream model. The decline in supplies sales was primarily due to loss of Deluxe Corporation as a supplies customer.

    The Company's gross margin was $701,000 in the third quarter 1998 versus $731,000 in the comparable quarter in 1997. Gross margin as a percentage of revenue decreased from 45% in the third quarter 1997 to 40% in third quarter 1998. The decreased margin in 1998 was due primarily to higher occupancy costs and a shift in product mix towards lower-margin distributor and private-label products.

    Research and development expenses decreased to $202,000 in the third quarter 1998 from $215,000 in the third quarter in 1997. The decrease was primarily due to completion of the development of the new PlateStream product in mid 1997.

    Selling, general and administrative expenses were $346,000 in the third quarter of 1998 up from $322,000 in the third quarter of 1997. Marketing and sales expenses were about the same in the third quarter 1998 and the comparable quarter in 1997. General and administrative expenses were up in the 1998 quarter due primarily to higher occupancy costs.

    Operating income in the 1998 period was $153,000 or 9% of revenues, compared to $194,000 or 12% of revenues in the 1997 period. The decrease was due to higher period costs from investment spending on the new PlateStream program and higher occupancy costs.

    Interest and other income were $194,000 in the 1998 quarter compared to $194,000 in the 1997 quarter. Interest income stayed the same due to higher cash balances with decreases in interest rates over the past year. The increase in cash balances was largely due to the Company's positive cash flow from operations.

    The Company's income tax expense primarily consists of minimum taxes due, offset by net operating loss carryforwards.

    Net income for the third quarter of 1998 was $347,000, or $.07 per common basic and diluted share, down from $388,000 or $.08 per share in 1997 due largely to the increase in occupancy costs in the 1998 quarter.

RESULTS OF OPERATIONS FOR THE 9 MONTHS ENDED OCTOBER 3, 1998 and OCTOBER 4,
1997

    Total revenues for the first nine months of 1998 were $5.16 million or an decrease of 4% from 1997. The decrease in 1998 revenues versus the year-ago period was because stronger sales of the PlateStream model nearly offset the decrease in supplies sales.

    The Company's gross margin as a percentage of revenues in the 1998 period was 43%, down from 45% in the 1997 period.

    Research and development expenses for the 1998 period decreased 18% over the same period in 1997 due primarily to completion of the new PlateStream product in 1997.

    Selling, general and administrative expenses were 19% higher in 1998 compared to 1997 primarily due to higher marketing and sales costs associated with the new PlateStream product and higher occupancy costs.

    Operating income in the 1998 period was $487,000 or 9% of revenues, compared to $758,000 or 14% of revenues in the 1997 period. The decrease was due primarily to write-downs associated with the loss of supplies business largely offset by increased PlateStream sales.

    Interest and other income were $615,000 in the 1998 period compared to $585,000 in the 1997 period. The increase in 1998 is due primarily to an increase in cash and investments from profitable operations.

    The Company's income tax expense consists of minimum taxes due, offset by the net operating loss carryforwards.

    Net income for the 1998 period was $1,102,000 or 21% of revenues, down 4% from $1,343,000 or 25% of revenues in 1997. Basic and diluted earnings per share were $.22 in the 1998 period versus $.28 per share for the 1997 period.

LIQUIDITY AND CAPITAL RESOURCES

    The current ratio was over 13 to 1 on October 3, 1998 compared to over 16 to 1 on December 31, 1997. Working capital was $15.1 million on October 3, 1998 compared to $14.5 at December 31, 1997. Long-term lease receivables were $731,000 at October 3, 1998 compared to $174,000 at December 31, 1997 due to the expanding number of leases financed by the Company's Leasing Division. The Company has financed nearly $1,000,000 in lease sales inception to date. Cash, cash equivalents and investments increased by approximately $460,000 at October 3, 1998 compared to December 31, 1997, due to the past nine months of profitable operations, partially offset by the increase in lease receivables.


    As of October 3, 1998 the Company has no material commitments which would result in a significant cash outflows other than purchases of inventory and the financing of Platesetter leases.

MILLENNIUM CHANGE

    The Company has conducted a review and continues to conduct further reviews of its computer systems to identify those areas that could be affected by the "Year 2000" issue. The Company presently believes, with modification to existing software, the Year 2000 problem will not pose significant operational problems, and the costs are not anticipated to be material to its financial position or results of operations in any given year.

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



                                   PRINTWARE, INC.
                                   Registrant


Date:  October 28, 1998            /s/ THOMAS W. PETSCHAUER

                                   ________________________
                                   Thomas W. Petschauer
                                   EXECUTIVE VICE PRESIDENT
                                   AND CHIEF FINANCIAL OFFICER
                                   (Principal Financial Officer)


Date:  October 28, 1998            /s/ DANIEL A. BAKER

                                   ________________________
                                   Daniel A. Baker, Ph.D.,
                                   PRESIDENT
                                   AND CHIEF EXECUTIVE OFFICER
                                   (Principal Executive Officer)