Form 10-K
period 1998-12-31
PRINTWARE INC
filed 1999-03-17
CIK 801529

                           FORM 10-K
                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

[X]  Annual Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

For the year ended December 31, 1998
                                       OR
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

Based upon the $3.156 per share closing sales price of the registrant's common stock as of February 26, 1999, the aggregate value of the shares of Common Stock held by nonaffiliates as of such date was approximately $9,178,443.

Common Stock - 4,834,516 shares outstanding as of March 15, 1999.

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

The following documents are incorporated by reference to the parts indicated of this Annual Report on Form 10-K:


Parts of Annual Report                  Documents Incorporated
  on Form 10-K                             by Reference
_________________________________       ______________________

Part III

   Item 10.  Directors and              Reference is made to the
             Executive Officers         Registrant's definitive proxy
             of the Registrant.         statement ("Proxy Statement"),
                                        which will be filed with the
                                        Securities and Exchange
                                        Commission ("Commission") within
                                        120 days after December 31, 1998.

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

ITEM 1.  BUSINESS.

    Printware designs, builds and markets "Computer-to-Plate" systems which are used by the printing industry to create printing plates directly from computer data. Computer-to-Plate systems are referred to as "Plate-setters," which replace the traditional process of typesetting, paste-up, camera work and processing film.

    The key benefits of Computer-to-Plate technology are:
     - Lower costs from savings in supplies and labor
     - Faster turnaround times
     - Electronic job archiving

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

    Printware was organized in 1985 and began deliveries in 1987 of its first product, a high resolution laser based printer. In 1988 Printware began selling its first Platesetter, based on electrostatic technology. Printware subsequently expanded its product line with filmsetters and new laser printer models. In 1993, however, Printware began to focus exclusively on Computer-to-Plate products and phased out its other product lines, resulting in a significant improvement in profitability. In 1995, Printware completed development of and began to deliver photographic (silver-halide) Platesetters to serve a broader range of users.

The Company added a line of lower-cost silver-halide models in 1997 under the Printware "PlateStream" brand name.

CUSTOMERS

    Sales to Deluxe Corporation ("Deluxe") accounted for $1.19 million, $4.31 million and $4.12 million of revenue in 1998, 1997 and 1996, respectively, which constituted 17.0%, 61.8% and 55.5% of 1998, 1997 and 1996 revenue, respectively. Sales to Mitsubishi, principally the SDP-1800 silver-halide platesetter, accounted for $601,000, $275,000 and $1.07 million of revenue in 1998, 1997 and 1996, respectively, which constituted 8.6%, 3.9% and 14.4% of 1998, 1997 and 1996 revenue, respectively. In 1998 the Company lost Deluxe as a supply customer and completed its known production requirements for Mitsubishi.

    REVENUES FROM DELUXE. The Company has sold both equipment and consumable supplies to Deluxe. In 1994 the Company entered into a purchase agreement with Deluxe under which Deluxe agreed to purchase from the Company a minimum annual amount of plate material for each of the years 1995, 1996 and 1997 at a fixed price. At the expiration of that agreement at the end of 1997, there was no renewal of the agreement, therefore this supplies business was eliminated.

   During the period from 1991 to 1995, the Company sold to Deluxe various Platesetters, film imagers and other equipment under certain development and purchase order contracts. The Company has no current commitments from Deluxe under equipment contracts.

PRODUCTS

    The Company's principal products are silver-halide Platesetters.
The Company also sells service, training, and supplies for its older models of Platesetters.

    SILVER-HALIDE PLATESETTERS. These products use versatile commodity silver-halide plate material for a wide range of printing applications. They consist of two integrated modules: an imager module, where a laser "writes" the digital image on the plate; and a processor module, where the plate is developed and fixed, similar to conventional photography. The units are loaded with silver-halide plate material on large rolls. Imaged plates exit the machine into a tray already dried, cut to size and press-ready. These units are also available with integrated punches compatible with press registration systems. Printware sells these products under its PlateStream brand name. Current PlateStream models include a model for 13" wide plates, and the PlateStream 46 for 18" plates. End-user pricing is $50,000 to $80,000 depending on the model and configuration. A model for 18" wide plates is also sold by Mitsubishi under its brand name as the SDP-1800.

The Company's Platesetters include raster image processors (RIPS). RIPs convert computer-based information into digital images which are used by Platesetters to produce printing plates. The Company's RIPs are fully compatible with the industry-standard PostScript language and most popular networks. The Company has several RIP models, sold under its "ZAPrip" brand name, using interpreter software from leading developers.

    SUPPLIES. Printware sells supplies for its installed base of older electrostatic Platesetters, consisting primarily of digital electrostatic plate material. This type of Platesetter is no longer a significant part of the Company's product mix. Most of the supplies are sold in the check-printing industry. Weakness in this industry has had a negative impact on supplies sales and is likely to continue to adversely affect revenues.

MARKETING

    From 1996 to 1997, the Company relied exclusively on Mitsubishi to market the Company's silver-halide Platesetters. In 1997 and 1998, in order to provide lower-priced products to reach a broader market, the Company introduced its PlateStream line of silver-halide Platesetters. The products are sold through graphic arts dealers and Printware's own sales force. In late 1998, Printware established a field-sales force with offices in the New York, Los Angeles and Dallas metropolitan areas.


LEASING

    The Company has long known that many prospects for its $50,000 to $80,000 Platesetters are more concerned with monthly payment affordability than simply with price. Therefore with the 1997 introduction of the PlateStream products, the Company began to offer leases that it finances through leveraging of its strong balance sheet. The Company believes these leases have been instrumental in the successful growth of the PlateStream line, and plans to continue its leasing activities for the foreseeable future.

RESEARCH AND DEVELOPMENT

    In 1998 the Company's research and development focused primarily on improvements to its Platesetter PlateStream line. Projects included a "MicroPlate" PlateStream, Dual Cassette PlateStream, new punch configurations and software programs to enhance workflow efficiency.

COMPETITION

    The growth in the Computer-to-Plate business has attracted considerable competition. The Company's competitors and potential competitors are established companies that have significantly greater financial, technical and marketing resources than the Company. There can be no assurance that the Company's competitors will not succeed in developing and marketing products which perform better and are less expensive than the Company's products, or that will render the Company's products and technology obsolete or noncompetitive in other ways. The Company divides its competition into four categories: other Platesetters; film imagers; digital printers and presses; and supplies competitors.

    OTHER PLATESETTERS. The Company faces significant competition from other silver-halide Platesetters. Management believes the most significant of these competitors include A. B. Dick Company and Purup-Eskofot A/S. The Company believes that its advantages over those products include higher speed, less plate waste, and high-speed integrated punching. There are many competitive Platesetters that use metal plates. Most of the competitive devices are relatively expensive and use expensive supplies. Most competitive metal Platesetters are geared towards larger format high-end color printing. Printware's products are focused at mainstream, smaller presses and mid-range quality, which management believes currently accounts for most printing.

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

    DIGITAL PRINTERS AND PRESSES. This category includes high-speed and direct digital presses and xerographic/laser printers. Xerographic devices can replace offset printing in certain applications, but are currently limited to lower-quality applications. These devices also have a higher variable cost per impression than Computer-to-Plate technology. Companies in this area include Check Technology Corporation, Xerox Corporation, and Indigo N.V. Direct digital presses integrate platemaking with presses. Companies in this area include Presstek, Inc., and Xeikon N.V. These devices are expensive, and tie up the press while the plate is imaged. Management believes that competitors in this category are making efforts to improve the quality and reduce the cost of their systems, and there can be no assurance that systems marketed by the Company will sustain their advantage.

    SUPPLIES COMPETITION. Printware has competitors which sell plate supplies for the Company's electrostatic Platesetters. The most significant competitive material is made by a Japanese paper mill and sold through a U.S. distributor. Printware has addressed the competitive threat with lower prices where appropriate and programs to improve the quality and consistency of its supplies. The Company believes that competitive materials are inferior to Printware supplies in certain respects, such as image quality and dimensional stability, but not inferior in other respects. The Company does not see long-term growth potential in this market, and anticipates continued competitive pricing pressure in its supplies business.

PROPRIETARY RIGHTS

    PATENTS AND TRADE SECRETS. Printware's policy is to attempt to protect its technology by seeking patents, maintaining certain trade secrets and continuing technological innovation. As of December 31, 1998, the Company had rights to 19 patents, consisting of 13 granted to Printware and six licensed from 3M. The 3M patents expire between 2002 and 2004; the royalties which the Company paid to 3M in 1998, 1997, and 1996 for licenses of these patents were not material to the Company. The Company's own patents begin to expire in 2004. In addition to patents, the Company relies on trade secrets and other unpatented proprietary technology. Printware seeks to protect its trade secrets and proprietary know-how with confidentiality agreements with employees and suppliers. There can be no assurance that the Company's patent portfolio will provide a competitive advantage in the future, or that the Company's agreements will adequately protect its trade secrets.

    TRADEMARKS. The Company achieved a registered trademark for the PlateStream mark in 1998 from the U.S. Patent and Trademark office. The Company had previously had the ZAPrip mark registered. The Company believes its registered trademarks may be valuable to developing and protecting its brand name recognition, which in turn may be instrumental in growing its market share.

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

SUPPLIERS

    The Company has a number of single source suppliers for materials that are critical to production of its products. These include the suppliers of the Company's electrostatic paper plate material, electrostatic metal plate material, electrostatic liquid toner and certain key components used in
Platesetters, and/or ZAPrip raster image processors.   Any significant
interruption of supply from any of these vendors would have a material adverse effect on the Company.

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

    Printware's offices and manufacturing facility are located at 1270 Eagan Industrial Road, St. Paul, Minnesota. The Company occupies 35,410 square feet pursuant to a lease which expires July 31, 2005 with an option to cancel on July 31, 2003. The lease was amended on February 6, 1998. Management believes that this facility will be adequate for Printware's needs until the expiration of the lease. Monthly rent expense is currently $13,131, based on the February 6, 1998 amendment plus a pro-rata share of real estate taxes and common area maintenance.

EMPLOYEES

    As of December 31, 1998, Printware had 54 employees, including 48 full-time employees and 6 part-time or contract employees. Of the 48 full-time employees, 19 were in manufacturing, 12 were in marketing, sales and customer service, 10 were in research and development and 7 were in general and administrative functions. Management considers the future success of the Company to be dependent in part upon its continued ability to maintain a highly-skilled workforce and to attract, motivate and retain qualified employees. No Printware employees are covered by collective bargaining agreements and the Company considers its relationship with its employees to be good.

ITEM 3.  LEGAL PROCEEDINGS.

    The Company is involved in various legal actions in the normal course of business. Management is of the opinion that the outcome of such actions will not have a significant effect on the Company's financial position or its results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to security holders during the fourth quarter of 1998.

                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

    The Company's Common Stock is traded on the Nasdaq National Market, under the symbol PRTW. The high and low closing interdealer sales prices for each quarter since trading commenced on July 2, 1996 are as follows: first quarter 1998 high of $4.00 and low of $3.06; second quarter 1998 high of $4.13 and low of $2.75; third quarter 1998 high of $3.25 and low of $2.69; fourth quarter high of $3.00 and low of $2.81; first quarter 1997 high of $4.50 and low of $3.875; second quarter 1997 high of $4.25 and a low of $3.125; third quarter 1997 high of $5.00 and low of $3.25; fourth quarter 1997 high of $4.92 and low of $3.25; third quarter 1996 high of $6.63 and low of $4.88; fourth quarter 1996 high of $5.00 and low of $4.50.

    As of December 31, 1998 the Company had approximately 1400 shareholders of record and beneficial shareholders.

    The Company has not paid and does not presently intend to pay any dividends on its Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA.
    The following selected financial information is qualified by and should be read in conjunction with the Company's financial statement and notes thereto included elsewhere in this Annual Report on Form 10-K.

                                                Years Ended December 31,
                                ____________________________________________________________
                                   1998        1997       1996         1995        1994
                                __________  __________  __________  __________ ___________
Statement of Operations Data:
Revenues from nonaffiliates     $5,805,476  $2,672,051  $3,299,499  $4,889,761   $ 3,775,958
Revenues from affiliates         1,191,145   4,314,111   4,116,536   3,498,387     2,850,967
                                __________  __________  __________  __________   ___________
Total revenues                   6,996,621   6,986,162   7,416,035   8,388,148     6,626,925
Cost of revenues                 4,133,932   3,912,367   4,350,696   5,003,956     4,102,401
                                __________  __________  __________  __________   ___________
  Gross Profit                   2,862,689   3,073,795   3,065,339   3,384,192     2,524,524

Research and development
  expenses                         713,169     865,392     789,824     757,131       956,807
Selling, general and
  administrative expenses        1,582,057   1,241,823     982,250   1,072,878       945,533
                                __________  __________  __________  __________   ___________
Income from operations             567,463     966,580   1,293,265   1,554,183       622,184
Other income, net                  802,467     780,289     429,027     261,742        22,918
                                __________  __________  __________  __________   ___________
Income before income taxes
  and extraordinary item         1,369,930   1,746,869   1,722,292   1,815,925       645,102
Income tax (benefit) expense      (564,141)   (412,100)   (661,112)     22,500         2,000
                                __________  __________  __________  __________   ___________
Income before extra-
  ordinary item                  1,934,071   2,158,969   2,383,404   1,793,425       643,102
Extraordinary income                    --          --          --          --       140,927
                                __________  __________  __________  __________   ___________
Net income (1)                  $1,934,071  $2,158,969  $2,383,404  $1,793,425   $   784,029
                                ==========  ==========  ==========  ==========   ===========
Net income per common share:
  Basic                         $      .39  $      .44  $      .56  $      .48   $       .21
                                ==========  ==========  ==========  ==========   ===========
  Diluted                       $      .39  $      .44  $      .56  $      .49   $       .21
                                ==========  ==========  ==========  ==========   ===========
Weighted average common shares
outstanding - Basic              4,913,213   4,875,054   4,226,504   3,626,437     3,618,040
                                ==========  ==========  ==========  ==========   ===========

Weighted average common shares
outstanding (2) - Diluted        4,917,818   4,889,195   4,237,629   3,699,814     3,680,934
                                ==========  ==========  ==========  ==========   ===========

                                                        December 31,
                                ____________________________________________________________
                                   1998       1997         1996        1995         1994
                                __________  __________  __________  ___________  ___________
Balance Sheet Data:
Cash and cash equivalents       $  653,696  $  347,819  $  231,708  $2,568,852   $   860,668
Current assets                  15,809,547  15,360,571  14,304,514   5,087,328     3,255,959
Working capital                 14,709,673  14,451,317  12,979,851   4,151,595     2,292,562
Total assets                    18,515,318  16,547,379  14,574,989   5,252,401     3,476,928
Shareholders' equity            17,415,444  15,638,125  13,250,326   4,316,668     2,513,531

(1) The 1994 net income includes an extraordinary item of $140,927 consisting of a gain on extinguishment of debt.  The net income per common share, basic and diluted, attributable to such extraordinary gain was $.04 and $.04, respectively.
(2) EPS was restated for years prior to 1997.  See Note 1 to the financial statements for an explanation of the determination of weighted average common shares outstanding.


ITEM 7.                     MANAGEMENT'S DISCUSSION
                   AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

                 RESULTS OF OPERATIONS FOR THE 3 YEARS ENDED
                               DECEMBER 31, 1998

MANAGEMENT'S DISCUSSION AND ANALYSIS

Introduction

    This discussion summarizes significant factors that affected the operating results and financial condition of Printware, Inc. for the three years ended December 31, 1998.

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

Overall Summary

    In early 1998, the Company began to experience a rapid transition in the mix of its products being sold. To help clarify the transition, the Company defined "Supplies" as plate material, toner, and other various chemicals used in its original line of model 1440 Platesetters. "Equipment" was defined as all products and services except Supplies.

Equipment revenues in 1998, led by the PlateStream line of platesetters, increased 91% over 1997 more than offsetting a 59% decrease in Supplies sales. Supplies sales dropped in early 1998 due to loss of business from Deluxe Corporation, the Company's affiliate. As a result, affiliate revenues dropped to 17% in 1998 from 62% in 1997 and 56% in 1996.

Net income in 1998 was $1.93 million including a net income tax benefit of $564,000, compared to $2.16 million including a net income tax benefit of $412,000 in 1997. Earnings per share were $.39 in 1998, compared to $.44 in 1997

Results of Operations

    The table shown below summarizes the percentage of revenues for various items in the Company's statements of operations for the periods indicated.

                                              Years Ended December 31,
                                       _____________________________________
                                         1998           1997          1996
                                       _______        _______        _______

Equipment revenues                        75.0%          39.4%         36.3%
Supplies revenues                         25.0           60.6          63.7
                                       _______        _______        _______
Total revenues                           100.0          100.0         100.0
Cost of revenues                          59.1           56.0          58.7
                                       _______        _______        _______
Gross margin                              40.9           44.0          41.3
Research and development                  10.2           12.4          10.7
Selling, general and administrative       22.6           17.8          13.2
                                       _______        _______        _______
Income from operations                     8.1           13.8          17.4
Other income, net                         11.5           11.2           5.8
                                       _______        _______        _______
Income before income taxes                19.6           25.0          23.2
Income taxes (benefit)                    (8.0)          (5.9)         (8.9)
                                       _______        _______        _______
Net income                                27.6%          30.9%         32.1%
                                       =======        =======        =======

    Revenues--Total 1998 revenues were flat at $7.00 million compared to $6.99 million in 1997, after a decrease of 6% from $7.42 million in 1996. The flat 1998 masks the strong 91% increase in Equipment sales to total
75% of revenues, up from 39% in 1997 and 36% in 1996. Sales of the private-label Mitsubishi platesetter were 6% of revenues in 1998 compared to 4% in 1997 and 10% in 1996. Supplies revenues in 1998 were down 59% compared to 1997, which in turn were down 10% over 1996. Supplies revenues declined to 25% of 1998 revenues compared to 61% in 1997 and 64% in 1996.

    Gross margin--Gross margin was 41% in 1998 compared to 44% in 1997 and 41% in 1996. The costs of doubling PlateStream production capacity, introducing the PlateStream MicroPlate and Dual-Cassette PlateStream models and new punch options, shifting towards increased lower-margin distributor and Mitsubishi platesetter sales, and higher occupancy costs in the second half of the year all contributed to the lower gross margin.

    Research and development (R&D)--R&D expenses in 1998 decreased $152,000 or 18% from 1997, which in turn showed an increase of $76,000 or 9% compared to 1996. The decreased expenses in 1998 were due to a reduced design activity compared to 1997 with the completion of the design of key PlateStream models.

    Selling, general and administrative (SG&A)--SG&A expenses in 1998 increased $340,000 or 27% over 1997 after an increase of $260,000 or 26% over 1996. The majority of the increases were due to investment spending on PlateStream marketing and sales activities. Selling expenses in 1998 increased $241,000 over 1997 following a $273,000 increase over 1996.
Other expenses that increased in 1998 were occupancy costs and those related to facility improvements.

    Other income--Other income in 1998 was interest of $802,000 compared to $780,000 in 1997 and $429,000 in 1996. The increase in 1998 was in the face of lower interest rates and the financing of $1.38 million of additional PlateStream leases. Interest from these leases is classified as operating income. The 1997 increase was mostly due to a full year's interest earned on the proceeds of the mid-1996 initial public offering.

    Income tax benefit--The Company recorded income tax benefits of $590,000, $450,000, and $730,000 in the fourth quarters of 1998, 1997, and 1996. The tax benefits were due to reductions of the valuation allowance of deferred tax assets relating to net operating loss carryforwards. These tax benefits were caused by the combination of the Company's continued profitability since 1994 and its net operating losses incurred before 1994.
In 1998 the Company recognized a net tax benefit of $564,000, compared to net tax benefits of $412,000 in 1997 and $661,000 in 1996.

    Net income--Net income was $1.93 million compared to $2.16 million in 1997 and $2.38 million in 1996. The decrease in 1998 was mostly due to lower gross margin and to increased investment spending in marketing and sales to enable the continued growth of PlateStream sales in 1998, 1999, and beyond.

Financial Condition

    Liquidity--Cash provided by operating activities was $1.10 million in 1998, compared to $1.44 million in 1997 and $1.71 million in 1996. Working capital was $14.7 million at December 31, 1998 compared to $14.5 million and $13.0 million on that date in 1997 and 1996. The Company increased its long-term investment in PlateStream leases by $1.38 million in 1998.

    Capital Resources--The Company had no long-term debt or lines of credit as of December 31, 1998 as it believes its working capital is adequate for its current needs.

    Impact of Inflation--To date, inflation has not had a material effect on the Company's operations.

    Outlook--The Company foresees a further revenue shift in 1999 from Supplies to Equipment. Success of PlateStream sales is seen as central to the Company's future revenues and profitability. The growing installed base of PlateStream line will also generate growing after-market service revenues. The Company plans over the next several years to continue to significantly increase its investment spending to expand PlateStream distribution, and to add new products using incremental innovation. The Company will also continue helping PlateStream sales growth by offering leases at below-market rates by leveraging the Company's strong balance sheet. The resulting sales-type leases will be recognized as revenue as if purchases had occurred, with the interest received over the multi-year leases recognized as operating revenues.

Year 2000("Y2K")
    The Year 2000 problem is due to the past software practice of coding years using only two digits. This is predicted to cause many computer-related malfunctions because year "00" will be taken to mean year 1900 rather than 2000. In 1998, the Company began to investigate Y2K compliance in areas of its Platesetter products, business computer systems (Information Technology or "IT"), production equipment, vendor readiness, non-IT systems, and contingency plans.

    The Company's Y2K readiness status is: current platesetter products are Y2K compliant, though some RIPs produced from 1993 through 1996 may be non-compliant; the central IT software system was certified Y2K compliant by a third party; equipment used in production does not use dates to control operations; compliance/impact assessments of the voice mail, PBX, security, and alarm non-IT systems is in progress; statements of compliance were received from the RIP software vendors. To complete readiness and remediation by mid-1999, the Company plans to: assess and remedy compliance with personal productivity PCs and their applications; complete assessment of the non-IT systems; complete assessment of ancillary software packages sold by the Company; send compliance questionnaires to other significant vendors and assess results.

    The Company has spent approximately $15,000 to date on its Y2K related activities, and estimates $50,000 to be adequate for its related 1999 activities. The Company does not anticipate purchasing Y2K liability insurance. Because of the current state of Y2K readiness and the date insensitivity of its products, the Company believes the most likely worst-case scenario to be short term delays in receiving production inventory.

    The Company anticipates developing a contingency plan by mid-1999, based on its knowledge at that time. The Company's most-likely contingency plan is projected to primarily be the ordering of extra production inventory to be received near year-end thereby averting key vendor or transport interruptions going into 2000.

    Although the Company does not at this time expect a significant impact on its financial position, results of operations, and cash flows, our internal Y2K review has not been completed and there can be no assurance that the systems of other companies or the systems of the Company will not have a corresponding adverse effect on the Company.

Financial Statements

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


                            QUARTERLY RESULTS OF OPERATIONS

                       FIRST       SECOND        THIRD       FOURTH
                      QUARTER      QUARTER      QUARTER      QUARTER
                      _______      _______      _______      _______
    1998
Revenue               $ 1,675      $ 1,721      $ 1,767      $ 1,834
Cost of Revenues          925          975        1,066        1,169
                      _______      _______      _______      _______
Gross Profit              750          746          701          665
Operating Income          166          168          153           80
                      _______      _______      _______      _______
Net Income            $   366      $   389      $   347      $   832
                      =======      =======      =======      =======
Per Share-Basic       $   .07      $   .08      $   .07      $   .17
                      =======      =======      =======      =======
Average Shares
Outstanding             4,915        4,922        4,922        4,886
                      =======      =======      =======      =======

    1997
Revenue               $ 1,847      $ 1,925      $ 1,623      $ 1,591
Cost of Revenues        1,041        1,054          892          925
                      _______      _______      _______      _______
Gross Profit              806          871          731          666
Operating Income          265          299          194          209
                      _______      _______      _______      _______
Net Income            $   460      $   495      $   388      $   816
                      =======      =======      =======      =======
Per Share-Basic       $   .09      $   .10      $   .08      $   .17
                      =======      =======      =======      =======
Average Shares
Outstanding             4,852        4,853        4,889        4,908
                      =======      =======      =======      =======


(1) During the fourth quarter 1998 and 1997, the Company recorded an income tax benefit of $590,000 and $450,000, respectively, from the reduction of the deferred tax asset valuation allowance.
(2) Earnings per share amounts presented for 1998 and 1997 have been restated for the adoption of SFAS 128.


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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by Item 10 is incorporated herein by reference to the sections entitled "Item 1: Election of Directors" contained in the Company's proxy statement to be filed with the Securities and Exchange Commissions (the "Commission") within 120 days of December 31, 1998 (the "Proxy Statement").

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    No Current Reports on Form 8-K were filed by the Company during the fourth quarter ended December 31, 1998.

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

                                     PRINTWARE, INC.
                                     Registrant

Date:  March 16, 1999            /s/ DANIEL A. BAKER
                                     ________________________
                                     Daniel A. Baker
                                     PRESIDENT
                                     & CHIEF EXECUTIVE OFFICER
                                     (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant on the dates in the capacities indicated.


    Name                          Title                         Dates
    _____________________         _______________               ______________

/s/ Daniel A. Baker               President & Chief             March 16, 1999
 -  --------------------------    Executive Officer
    Daniel A. Baker               (Principal Executive Officer) ______________

/s/ Thomas W. Petschauer          Executive Vice President      March 16, 1999
 -  --------------------------    & Chief Financial Officer
    Thomas W. Petschauer          (Principal Financial Officer) ______________

/s/ Allen L. Taylor               Director of the Board         March 16, 1999
 -  --------------------------                                  ______________
    Allen L. Taylor

/s/ Michael C. Berg               Director of the Board         March 16, 1999
 -  --------------------------                                  ______________
    Michael C. Berg

/s/ Victor H. Weiss               Director of the Board         March 16, 1999
 -  --------------------------                                  ______________
    Victor H. Weiss

/s/ Brian D. Shiffman             Secretary                     March 16, 1999
 -  --------------------------                                  ______________
    Brian D. Shiffman

/s/ Cordell E. Lomen              Controller                    March 16, 1999
 -  --------------------------                                  ______________
    Cordell E. Lomen


INDEPENDENT AUDITORS' REPORT

To The Board of Directors and Shareholders of Printware, Inc.:

We have audited the accompanying balance sheets of Printware, Inc. (the Company) as of December 31, 1998 and 1997 and the related statements of operations and comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Printware, Inc. at December 31, 1998 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.




Deloitte & Touche LLP
________________________

Minneapolis, Minnesota
January 22, 1999

                            PRINTWARE, INC.
                            BALANCE SHEETS
                      DECEMBER 31, 1998 and 1997
                                               December 31,      December 31,
                                                  1998              1997
                  ASSETS                       ____________      ___________
CURRENT ASSETS:
  Cash and cash equivalents                    $   653,696       $   347,819
  Investments                                   11,529,160        11,867,661
  Receivables from nonaffiliates                 1,201,788           564,568
  Receivables from affiliates                           --           359,619
  Inventories                                    2,162,019         1,941,634
  Prepaid expenses                                  19,322            14,849
  Deferred income taxes                            243,562           264,421
                                               ___________       ___________
Total current assets                            15,809,547        15,360,571

PROPERTY AND EQUIPMENT, net of accumulated
 depreciation and amortization                     217,000           134,965

INTANGIBLE ASSETS, net of accumulated
 amortization                                       24,919            28,078
LEASE RECEIVEABLES--LONG TERM                    1,002,852           173,765
DEFERRED INCOME TAXES                            1,461,000           850,000
                                               ___________       ___________
TOTAL ASSETS                                   $18,515,318       $16,547,379
                                               ===========       ===========
                  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                             $   512,251       $   457,200
  Accrued expenses                                 516,068           412,017
  Deferred revenues                                 71,555            40,037
                                               ___________       ___________
    Total current liabilities                    1,099,874           909,254

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred Stock, no specified par value;
   1,000,000 shares authorized;
   none issued and outstanding                          --                --

  Common Stock, no par value, authorized
   15,000,000 shares: issued and outstanding
   4,834,516 and 4,914,939 shares at
   December 31, 1998, and 1997, respectively    22,001,144        22,174,940
  Accumulated deficit                           (4,721,026)       (6,655,097)
  Unearned compensation on stock options              (410)           (3,507)
  Accumulated other comprehensive income           135,736           121,789
                                               ___________       ___________
    Total shareholders' equity                  17,415,444        15,638,125
                                               ___________       ___________
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $18,515,318       $16,547,379
                                               ===========       ===========

See notes to financial statements.

                              PRINTWARE, INC.
            STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
               YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                               Years Ended December 31
                                       ____________________________________
                                          1998         1997         1996
                                       __________   __________   __________
REVENUES FROM NONAFFILIATES            $5,805,476    2,672,051   $3,299,499
REVENUES FROM AFFILIATES                1,191,145    4,314,111    4,116,536
                                       __________   __________   __________
TOTAL REVENUES                          6,996,621    6,986,162    7,416,035
COST OF REVENUES                        4,133,932    3,912,367    4,350,696
                                       __________   __________   __________
GROSS MARGIN                            2,862,689    3,073,795    3,065,339

OPERATING EXPENSES:
  Research and development                713,169      865,392      789,824
  Selling, general and administrative   1,582,057    1,241,823      982,250
                                       __________   __________   __________
    Total                               2,295,226    2,107,215    1,772,074
                                       __________   __________   __________
INCOME FROM OPERATIONS                    567,463      966,580    1,293,265
OTHER INCOME (EXPENSE):
  Interest expense                             --           --         (236)
  Interest and other income               802,467      780,289      429,263
                                       __________   __________   __________
INCOME BEFORE INCOME TAXES              1,369,930    1,746,869    1,722,292
INCOME TAX BENEFIT                       (564,141)    (412,100)    (661,112)
                                       __________   __________   __________

NET INCOME                             $1,934,071   $2,158,969   $2,383,404
                                       ==========   ==========   ==========

NET INCOME PER COMMON AND COMMON
EQUIVALENT SHARE:
 BASIC AND DILUTED                     $      .39   $      .44   $      .56
                                       ==========   ==========   ==========

OTHER COMPREHENSIVE INCOME, BEFORE TAX:
Unrealized gains on securities:
  Unrealized holding gains arising
   during period                       $   21,458   $   46,911   $  140,451
  Less reclassification adjustment for
   gains included in net income                --           --           --
                                       __________   __________   __________

OTHER COMPREHENSIVE INCOME, BEFORE TAX     21,458       46,911      140,451

INCOME TAX EXPENSE RELATED TO ITEMS
 OF OTHER COMPREHENSIVE INCOME             (7,511)     (16,415)     (49,158)
                                       __________   __________   __________

OTHER COMPREHENSIVE INCOME, NET OF TAX $   13,947   $   30,496   $   91,293

                                       ==========   ==========   ==========

COMPREHENSIVE INCOME                   $1,948,018   $2,189,465   $2,474,697
                                       ==========   ==========   ==========

See notes to financial statements.

                                             PRINTWARE, INC.
                                    STATEMENTS OF SHAREHOLDERS' EQUITY
                               YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                                                     Unearned     Net unrealized
                                                                   compensation   gain on avail-
                             Common Stock           Accumulated     on stock      able-for-sale
                           Shares       Amount        deficit       options        securities
                         _________    ___________   ____________   ____________  ______________
BALANCE AT 12/31/95     $3,627,013    $15,514,138   ($11,197,470)            --              --
Shares issued in public
 offering (net of issuance
 cost of $822,447)       1,200,000      6,377,553             --             --              --
Shares issued pursuant to
 exercise of stock options  42,455        127,365             --             --              --
Shares redeemed and
 retired                   (21,274)      (113,922)            --             --              --
Shares issued for
 services performed for
 the Company                 2,500          7,500             --             --              --
Compensation on issuance
 of stock options               --         71,962             --       $(71,962)             --
Stock option compensation
 earned                                                                  60,465
Unrealized gain on
 available-for-sale
 securities, net of tax         --             --             --             --         $91,293
Net income                      --             --      2,383,404             --              --
                        __________    ___________   ____________   ____________  ______________

BALANCE AT 12/31/96      4,850,694     21,984,596     (8,814,066)       (11,497)         91,293
Shares issued pursuant
 to employee stock
 purchase plan              18,943         51,757             --             --              --
Shares issued pursuant
 to exercise of
 stock options              40,302        123,587             --             --              --
Shares issued pursuant
 to exercise of warrants     5,000         15,000             --             --              --
Stock option compensation
 earned                         --             --             --          7,990              --
Unrealized gain on
 available-for-sale
 securities, net of tax         --             --             --             --          30,496
Net income                      --             --      2,158,969             --              --
                        __________    ___________    ___________   ____________   _____________
BALANCE AT 12/31/97      4,914,939     22,174,940     (6,655,097)        (3,507)        121,789
                                                                                                     Shares issued pursuant
 to employee stock
 purchase plan              29,822         74,255             --             --              --
Shares redeemed and
 retired                  (110,245)      (248,051)            --             --              --
Stock option
 Compensation earned            --             --             --          3,097              --Unrealized gain on
 available-for-sale
 securities, net of tax         --             --             --             --          13,947
Net income                      --             --      1,934,071             --              --
                        __________    ___________    ___________   ____________    ____________
BALANCE AT 12/31/98      4,834,516    $22,001,144    $(4,721,026)  $       (410)   $    135,736
                        ==========    ===========    ============  ============    ============


See notes to financial statements.

                            PRINTWARE, INC.
                        STATEMENTS OF CASH FLOWS
             YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                             Years Ended December 31,
                                      _______________________________________
                                         1998          1997          1996
                                      ___________   ___________   ___________

OPERATING ACTIVITIES:
Net income                            $ 1,934,071   $ 2,158,969   $ 2,383,404
Adjustments to reconcile net income
  to net cash provided by
  operating activities:
  Depreciation and amortization            61,187        56,913        63,653
  Common Stock issued for services             --            --         7,500
  Stock option compensation earned          3,097         7,990        60,465
  Gain on sale of available-for-sale
    securities                                 --            --       (19,502)
  Deferred income taxes                  (590,141)     (450,000)     (730,000)
  Changes in operating assets and
    liabilities:
    Receivables from nonaffiliates       (637,220)      128,779      (182,262)
    Receivables from affiliates           359,619       107,417      (204,381)
    Inventories                          (220,385)     (178,839)      (35,453)
    Prepaid expenses                       (4,473)       25,185       (22,640)
    Accounts payable                       55,051       (64,286)       84,634
    Accrued expenses                      104,051       (41,432)      (15,659)
    Deferred revenues                      31,518      (309,691)      319,955
                                      ___________   ___________   ___________
  Net cash provided by
    operating activities                1,096,375     1,441,005     1,709,714

INVESTING ACTIVITIES:
  Purchases of available-for-sale
    securities                         (2,115,865)   (2,521,355)  (12,912,217)
  Maturities and sales of available-
    for-sale securities                 2,468,313     1,259,363     2,513,418
  Increase in lease receivables          (829,087)     (173,765)           --
  Purchases of property and equipment    (140,063)      (79,481)      (39,055)
                                       ___________   ___________   ___________
  Net cash used in
    investing activities                 (616,702)   (1,515,238)  (10,437,854)

FINANCING ACTIVITIES:
  Proceeds from issuance of
    Common Stock                           74,255       190,344     6,504,918
  Common Stock redeemed and retired      (248,051)           --      (113,922)
                                      ___________   ___________   ___________
  Net cash (used in) provided by
    financing activities                 (173,796)      190,344     6,390,996
                                      ___________   ___________   ___________
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                    305,877       116,111    (2,337,144)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                       347,819       231,708     2,568,852
                                      ___________   ___________   ___________
CASH AND CASH EQUIVALENTS,
  END OF YEAR                         $   653,696   $   347,819   $   231,708
                                      ===========   ===========   ===========
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Cash paid during the period for:
    Interest                          $        --   $        --   $       236
                                      ===========   ===========   ===========
    Income taxes                      $    34,100   $    35,900   $    75,900
                                      ===========   ===========   ===========

See notes to financial statements.

                                 PRINTWARE, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND
1996

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

Revenue Recognition
Revenue for equipment and supply sales is recognized at the time of shipment to customers. Revenue from sales-type leases is recognized at the time of customer acceptance. Revenue from development projects and their related costs are recognized as the work is performed. Revenue related to installation, training and support is recognized when the services are performed. Revenue from development projects, installation, training and support is less than 10% of total revenues for the years ended December 31, 1998, 1997 and 1996.

Net Income Per Common And Common Equivalent Share
In 1997 the Company adopted Statement of Financial Accounting Standard
No. 128 (SFAS 128), "Earnings per Share." SFAS 128 requires the disclosure of Basic and Diluted Earnings per Share (EPS). Basic EPS is calculated using income available to common shareholders divided by the weighted average common shares outstanding during the year. Diluted EPS is similar to Basic EPS except that the weighted average common shares outstanding is increased to give effect to all dilutive potential common shares that were outstanding during the period. The total weighted average number of common and common equivalent shares outstanding has been adjusted to give effect to the reverse stock split authorized by the Company's shareholders effective April 25, 1996. See table below.

                                              1998            1997            1996
                                          ___________     ___________     ___________
Income available to common shareholders   $ 1,934,071     $ 2,158,969     $ 2,383,404
                                          ===========     ===========     ===========
Weighted average shares outstanding         4,913,213       4,875,054       4,226,504
                                          ===========     ===========     ===========
Basic EPS                                 $       .39     $       .44     $       .56
                                          ===========     ===========     ===========

Weighted average shares outstanding         4,913,213       4,875,054       4,226,504
Dilutive shares issuable from stock
  options                                       4,605          14,141          11,125
                                           __________     ___________      __________
Total shares                                4,917,818       4,889,195       4,237,629
                                           ==========     ===========      ==========
Diluted EPS                                $      .39     $       .44      $      .56
                                           ==========     ===========      ==========

Combined options and warrants to purchase 460,470, 452,270 and 421,159 shares of Common Stock at exercise prices ranging from $3.88 to $7.20 were outstanding during 1998,1997, and 1996, respectively, but were not included in the computation of the diluted EPS because the options' exercise price was greater than the average market price of the common shares.

Cash Equivalents
Cash equivalents consist primarily of investments in commercial paper and certificates of deposit, which have original maturities of three months or less.

Investments
The Company classifies and accounts for debt and equity securities in accordance with (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's portfolio is classified as available for sale; thus, securities are recorded at fair market value and any associated unrealized gain or loss, net of tax, is included as a separate component of shareholders' equity, "Net unrealized gain on available-for-sale securities." Gains or losses on securities are computed based on the cost of specific securities sold. A summary of amortized costs and market values on available-for-sale securities as of December 31, 1998 and 1997 consists of the following:



                                         1998
-------------------------------------------------------------------------------
                                          Gross          Gross
                          Amortized     Unrealized     Unrealized     Market
Description                  Cost          Gain           Loss         Value
_____________________    ___________    __________    __________    ___________

Corporate Bonds          $10,145,121    $ 185,170     $   (6,509)   $10,323,782
Municipal & Agency Bonds   1,175,214       30,164             --      1,205,378
                         ___________    _________     __________    ___________
Totals                   $11,320,335    $ 215,334     $   (6,509)   $11,529,160
                         ===========    =========     ==========    ===========


                                         1997
-------------------------------------------------------------------------------
                                          Gross          Gross
                          Amortized     Unrealized     Unrealized     Market
Description                  Cost          Gain           Loss         Value
_____________________    ___________    __________    __________    ___________

Corporate Bonds          $ 8,985,675    $ 161,536     $   (2,289)   $ 9,144,922
Municipal & Agency Bonds   1,707,059       28,120             --      1,735,179
Others                       987,560           --             --        987,560
                         ___________    _________     __________    ___________
Totals                   $11,680,294    $ 189,656     $   (2,289)   $11,867,661
                         ===========    =========     ==========    ===========

Maturities of available-for-sale securities at December 31, 1998 and 1997 are as follows:


                                               1998                1997
                                            Fair Market         Fair Market
Description                                   Value               Value
_____________________                       ___________         ___________
Less Than 1 Year                            $ 2,018,500         $ 2,451,075
From 1 to 5 Years                             9,510,660           9,416,586
                                            ___________         ___________
Total                                       $11,529,160         $11,867,661
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

In 1997 the Company introduced a new lease-sale program whereby credit-worthy customers were allowed to purchase platesetter equipment for $1 at the end of up to 60 month sales-type leases. This program continued during 1998.

Inventories
Inventories are valued at the lower of cost (determined on a first-in, first-out basis) or market. Inventories are periodically reviewed for obsolescence or surplus stock. Items considered obsolete or surplus are written off or a valuation reserve is established to write such inventories down to their net realizable value. The Company has recorded inventory valuation reserves of $488,000 and $523,000 at December 31, 1998 and 1997, respectively.

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

Reclassifications
Certain reclassifications were made to the 1997 financial statements to conform to the classifications used in 1998. These reclassifications had no effect on the operating results previously reported.

Financial Risks and Uncertainties
In accordance with American Institute of Certified Public Accountants Statement of Position No. 94-6, "Disclosure of Certain Significant Risks and Uncertainties," the Company has disclosed in the financial statements certain financial risks and uncertainties to which it is subject, including concentration of sales to a limited number of customers, certain suppliers of raw materials and other key components included in its manufactured equipment and the use of estimates to review the carrying value of long-lived assets. The nature of the Company's operations exposes the Company to certain business risks. The market for "Computer-to-Plate" systems is highly competitive and subject to rapid technological change and evolving industry standards that may affect both the operations, operating results and financial condition of the Company and its customers.

Recently Issued Accounting Standards
In August 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and hedging activities and is effective for the Company's year ending December 31, 2001. Management believes that adoption of this statement will not have a material impact on its financial condition or results of operations.

2.  DETAILS OF SELECTED BALANCE SHEET ACCOUNTS

                                                  December 31,
                                       ____________________________________
                                           1998                    1997
                                       ___________              ___________

Receivables from Nonaffiliates:
Trade                                  $   836,692              $   556,311
Leases--current                            407,220                   37,328
Employees                                    2,741                    3,794
Allowance for doubtful accounts            (44,865)                 (32,865)
                                       ___________              ___________
Total receivables                      $ 1,201,788              $   564,568
                                       ===========              ===========

Inventories:
Raw materials                          $ 1,210,327              $   994,359
Work-in-process                            387,357                  260,035
Finished goods                             564,335                  687,240
                                       ___________              ___________

Total inventories                      $ 2,162,019              $ 1,941,634
                                       ===========              ===========

Property and Equipment:
Office equipment                       $   488,894              $   430,633
Software                                   108,107                  108,107
Machinery and equipment                    310,051                  281,494
Leasehold improvements                     125,107                   74,762
Tooling and spares                         337,661                  334,761
Motor vehicles                              23,708                   23,708
                                        __________              ___________
Total property and equipment             1,393,528                1,253,465
Less accumulated depreciation and
 amortization                           (1,176,528)              (1,118,500)
                                        __________              ___________
Net property and equipment             $   217,000              $   134,965
                                       ===========              ===========

Intangible Assets:
License rights                         $   560,020              $   560,020
Patents                                     53,701                   53,701
                                       ___________              ___________
Total intangible assets                    613,721                  613,721
Less accumulated amortization             (588,802)                (585,643)
                                       ___________              ___________
Net intangible assets                  $    24,919              $    28,078
                                       ===========              ===========

Accrued Expenses:
Accrued payroll and related            $    45,040              $    44,070
Accrued vacation and benefits              173,740                  157,954
Accrued professional services              221,174                  143,135
Accrued warranty reserve                    45,142                   36,650
Accrued income taxes                            --                   15,000
Accrued other                               30,972                   15,208
                                       ___________              ___________
Total accrued expenses                 $   516,068              $   412,017
                                       ===========              ===========

3. SHAREHOLDERS' EQUITY

On April 25, 1996 the Company's shareholders approved a one-for-four reverse stock split, effective immediately. All references in the financial statements to the number of shares, per share amounts, stock option plan data and the statements of shareholders' equity have been restated to reflect the split. On April 25, 1996 the Company's shareholders approved an amendment to the Company's Articles of Incorporation, whereby the authorized stock of the Company was stated as 15,000,000 shares of Common Stock, no par value and 1,000,000 shares of Preferred Stock, no specified par value. The Company's Board of Directors may designate any series and fix any relative rights and preferences of the Preferred Stock. The authorized shares have been restated in the financial statements to reflect the impact of this amendment. There were no shares of Preferred Stock issued or outstanding at December 31, 1998.

On July 2, 1996 the Company issued 1,200,000 shares of Common Stock at a price of $6.00 per share as part of its initial public offering.

During 1998 no employees exercised their stock options. During the years ended December 31, 1997 and 1996 certain employees exercised stock options and purchased a total of 40,302 and 42,455 shares of Common Stock, respectively, at $3.00 per share.

In November 1998 the Company purchased and retired 110,245 shares of the Company's stock from a shareholder for $2.25 per share.

The Company issued 2,500 shares of Common Stock valued at $7,500 as consideration for services rendered during the year ended December 31, 1996.

Prior to July 2, 1996 Common Stock values were based on management's estimates of the fair value of the Company's Common Stock and prices after July 2, 1996 were based on the fair market value of the Company's stock on The Nasdaq Stock Market.

Stock Options
On April 25, 1996 the Company's shareholders approved and on April 16, 1998 approved an amendment to the stock option plan (the 1996 Stock Plan) which provides for the granting of options and restricted stock to certain officers, employees, directors and consultants to purchase up to 500,000 shares (1,000,000 as amended) of Common Stock. The 1996 Stock Plan also provides for the automatic grant of an option for 1,000 shares (5,000 shares as amended) of the Company's Common Stock, exercisable for a period of five years, to each non-employee director, upon the adoption of the 1996 Stock
Plan and upon the election or re-election as a member of the Board of Directors. Such Board of Directors options will be issued with an exercise price equal to the fair market value of the Common Stock on the date the option is granted. Under this plan the Company has issued options to purchase 20,000, 3,000 and 2,000 shares under the plan for the years ended December 31, 1998, 1997 and 1996, respectively.

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

Stock option activity during the years ended December 31, 1998, 1997 and 1996 is summarized below:

                                              Year Ended December 31,
                      __________________________________________________________________________
                             1998                     1997                        1996
                      _____________________    ______________________     _____________________
                                 Wgtd. Avg.               Wgtd. Avg.                 Wgtd. Ave.
                      Shares     Exer.Price     Shares    Exer. Price      Shares   Exer. Price
                      _______    __________    ________   ___________     ________  ___________

Outstanding at
  beginning of year   386,924    $     5.38     337,440   $      5.15      102,972  $      3 00
  Granted             192,550          3.14      95,870          5.06      278,681         5.61
  Canceled            (13,836)         3.39      (6,084)         3.83       (1,758)        3.00
  Exercised                 0             0     (40,302)         3.00      (42,455)        3.00
                      _______    __________    ________   ___________     ________   __________
Outstanding at
  end of year         565,638    $     4.66     386,924   $      5.38      337,440  $      5.15
                      =======    ==========    ========   ===========     ========  ===========
Options exercisable
  at year end         314,120    $     5.23     212,079   $      5.28      178,084  $      5.01
                      =======    ==========    ========   ===========     ========  ===========

The following table summarizes information about stock options outstanding at December 31, 1998:


               Options       Wgtd. Avg.                        Options
Exercise     Outstanding     Contractual      Wgtd. Avg.     Exercisable      Wgtd. Avg.
 Prices      at 12/31/98     Life (Yrs.)     Exer. Price     at 12/31/98     Exer. Price
________     ___________     __________      ___________     ___________     ___________

$  2.88           23,100           5.53      $      2.88          10,000     $      2.88
   3.00           49,718           3.72             3.00          48,784            3.00
   3.13          149,350           7.05             3.13             200            3.13
   3.88           13,000           4.33             3.88          13,000            3.88
   5.13           90,470           6.48             5.13          42,136            5.13
   6.00          240,000           3.83             6.00         200,000            6.00
             ___________     __________      ___________     ___________     ___________
                 565,638           5.24      $      4.66         314,120     $      5.23
             ===========     ==========      ===========     ===========     ===========

The estimated fair value of options granted during 1998, 1997 and 1996 were $3.14, $4.00, and $4.09 respectively. The Company applies Accounting Principles Board Opinion No. 25 (APB 25) and related interpretations in accounting for its stock option plans. Total compensation costs of $71,962 have been recognized for stock option grants during the year ended
December 31, 1996 under the provisions of APB 25. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with Statement of Financial Accounting Standards No. 123, the Company's net income and earnings per share for the years ended December 31, 1998, 1997 and 1996 would have been reduced to the pro forma amounts as indicated below.

The fair value of options granted under the Company's stock option plans during 1998, 1997 and 1996 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: no dividend yield, expected volatility of 22% to 75%, risk-free interest rates between 4.2% and 7.7% and expected lives between 5 and 10 years.

Summary of pro forma net income, earnings per share and Black-Scholes model results.

                                    1998         1997           1996
                                ___________   ___________    ___________
  Net income:
   As reported                  $ 1,934,071   $ 2,158,969    $ 2,383,404
   Pro forma                      1,664,454     1,821,742      1,747,096

  Basic and Diluted earnings per share:
   As reported                  $       .39   $       .44    $       .56
   Pro forma                            .34           .37            .41


  Black-Scholes results:
   Dividend yield                      None          None           None
   Expected volatility                25.4%         72.0%          75.0%
   Risk-free interest rate             5.5%          6.7%           7.7%
   Expected life of options        9.0 years     9.5 years        9.7 years


In connection with the Company's initial public offering, the Representative of the Underwriters was granted warrants to purchase up to 120,000 shares of Common Stock at $7.20 per share, exercisable commencing July 2, 1997 and expiring July 2, 2001.

Warrants
Warrant activity is summarized as follows:

                                                                 Aggregate
                                        Number of   Price per     Exercise
                                          Shares      Share        Price
                                        _________   __________    _________

Balance at December 31, 1996              125,000   $3.00-7.20    $ 879,000
Exercised August 28, 1997                  (5,000)        3.00      (15,000)
                                        _________   __________    _________
Balance at December 31, 1997 and 1998     120,000   $     7.20    $ 864,000
                                        =========   ==========    =========

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

1996 Employee Stock Purchase Plan
The Company's 1996 Employee Stock Purchase Plan (the "Stock Purchase Plan") was adopted on April 25, 1996 and provides for the issuance of up to 100,000 shares of Common Stock. With certain exceptions, all employees of the Company who have been employed by the Company for at least six months and who are employed at least 20 hours per week and at least five months per year, including officers and directors who are employees, are eligible to participate in the Stock Purchase Plan. The Stock Purchase Plan consists of periodic offerings. Each offering under the Stock Purchase Plan will be for a period determined by a stock purchase committee appointed by the Board of Directors, but not to exceed 27 months. An employee may elect to have up to a maximum of 10% deducted from his or her regular salary for the purpose of purchasing shares under the Stock Purchase Plan. The price at which the employee's shares are purchased is the lower of (a) 85% of the closing price of the Common Stock on the day that the offering commences or (b) 85% of the closing price of the Common Stock on the day that the offering terminates. In 1998 and 1997, 29,822 and 18,943 shares were issued under the Stock Purchase Plan.

4. LEASES

During 1998 the Company renewed its lease of its office and manufacturing space totaling 35,410 square feet. The lease expires on July 31, 2005. The Company is also responsible for all taxes, utilities and assessments. Rent expense for all leases was $124,000, $84,000 and $84,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

At December 31, 1998, future minimum lease payments excluding taxes, utilities and assessments are:


                  Year
                  _____

                  1999              $180,000
                  2000               180,000
                  2001               180,000
                  2002               180,000
                  2003               180,000
                                     _______
                                    $900,000
                                    ========

5. LEASE RECEIVABLES


In 1998 the Company increased its efforts in leasing equipment under sales-type lease agreements. At December 31, 1998 and 1997 the lease receivable balances were as follows:

                                                       1998           1997
                                                   ___________     ___________

Payments to be received under sales-
  type leases                                       $1,636,612     $  252,240
Unearned income                                       (226,540)       (41,147)
Current portion                                       (407,220)       (37,328)
                                                    __________     __________
Lease receivable-long term                          $1,002,852     $  173,765
                                                    ==========     ==========

Minimum future rentals due on lease receivables at December 31, 1998 are Summarized below:

         Year Ending
         December 31,
         ___________
          1999                   $  407,220
          2000                      411,960
          2001                      376,302
          2002                      295,320
          2003                      139,816
          2004                        5,994
                                 __________
               Total             $1,636,612
                                 ==========

6. DEFERRED REVENUES

In 1998 and 1997 the Company began leasing its equipment to customers which causes deferred interest on these leases. The balance of deferred interest at December 31, 1998 and 1997 was $226,540 and $41,147, respectively, and is netted against lease receivables.

In 1996 the Company entered into an agreement with a customer, who is a shareholder, to build certain equipment. The Company shipped $27,960 and $252,635 of equipment to this customer during the years ended December 31, 1998 and 1997 under this contract. At December 31, 1998 this contract was complete.

The Company has certain contracts with customers concerning services to be performed in future Years. At December 31, 1998 the balance was $71,555.

7. MAJOR CUSTOMERS AND EXPORT REVENUES

Revenues from one nonaffililiate customer amounted to $601,000 (8.6%), $275,000 (3.9%) and $1,066,000 (14.4%) for the years ended December 31, 1998,
1997 and 1996, respectively. No other nonaffiliate customer accounted for 10% or more of total revenues for these periods.

The Company's export revenues did not exceed 10% of total revenues for the years ended December 31, 1998, 1997 and 1996.

8. INCOME TAXES

The Company records income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes."

For income tax purposes, the Company had net operating loss carryforwards of approximately $5,300,000 as of December 31, 1998. If not used, these carryforwards will begin to expire in 2003. Under the Tax Reform Act of 1986, certain future changes in ownership resulting from the sale or issuance of stock may limit the amount of net operating loss carryforwards which can be utilized on an annual basis.

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

Deferred taxes as of December 31, 1998 and 1997 are summarized as follows:

                                                1998             1997
                                            ___________      ___________
Current deferred taxes:

Inventory reserves                          $  171,000       $   183,000
Accrued vacation                                55,000            47,000
Accrued professional fees                       77,500            50,100
Unrealized gain on investments                 (73,089)          (65,579)
Other                                           13,151            49,900
                                            ___________      ___________
Total                                       $   243,562      $   264,421
                                            ===========      ===========

Long-term deferred taxes:

Tax net operating loss carryforwards        $ 1,848,500      $ 2,345,400
Tax credit carryforwards                        112,500           91,400
Other                                                --           21,300
Valuation allowance                            (500,000)      (1,608,100)
                                            ___________      ___________
Total                                       $ 1,461,000      $   850,000
                                            ===========      ===========

A reconciliation of the expected federal income taxes, using the effective statutory federal rate of 35%, with the provision (benefit) for income taxes is as follows:

                                         1998            1997          1996
                                      __________     ___________   __________
Provision for income taxes:
Expected federal expense              $  479,500     $   611,400   $  602,800
State taxes, net of federal benefit        5,000          10,500        7,900
Change in valuation allowance         (1,108,100)       (994,900)  (1,358,000)
AMT                                       21,000          27,000       44,500
Other                                     38,459         (66,100)      41,688
                                      __________      __________    _________
Total                                 $ (564,141)    $  (412,100)  $ (661,112)
                                      ==========     ===========   ==========


Income tax expense for the years ended December 31, 1998, 1997 and 1996 consists of the following:

                                         1998        1997         1996
                                      __________   _________    _________
Current tax provision:
  Federal                             $   21,000   $  27,400    $  60,988
  State                                    5,000      10,500        7,900
Deferred primarily federal              (590,141)   (450,000)    (730,000)
                                      __________   _________    _________
Income tax benefit                    $ (564,141)  $(412,100)   $(661,112)
                                      ==========    ========    =========

9. RELATED PARTY TRANSACTIONS

The Company sells products to two of its shareholders and also contracts for certain products and production services with these shareholders. A summary of these transactions with affiliates as of and for the years ended
December 31, 1998, 1997 and 1996 are as follows:


                                          1998          1997           1996
                                      ___________    ___________   ___________
Total revenues                        $1,191,000     $ 4,314,000    $ 4,117,000
Total purchases of production
 services                                  7,000           1,000          7,000
Accounts receivable                           --         360,000        467,000
Accounts payable                           7,000              --          1,000


10. COMMITMENTS AND CONTINGENCIES

The Company is involved in various legal actions in the normal course of business. Management is of the opinion that the outcome of such actions will not have a significant effect on the Company's financial position or results of operations.

11.  401(k) PROFIT SHARING PLAN

The Company's 401(k) Profit Sharing Plan (the "401(k) Plan") became effective August 1, 1994. The 401(k) Plan is intended to qualify under Section 401(k) of the Internal Revenue Code. All employees employed by the Company in the United States for at least 30 hours per week are eligible to participate in the 401(k) Plan as of the next calendar quarter following one year after date of hire by the Company. Each eligible employee may contribute to the 401(k) Plan, through payroll deductions, up to 15% of his or her salary, subject to statutory limitations. The 401(k) Plan permits, but does not require, additional contributions to the 401(k) Plan by the Company of up to 2% of the compensation paid by the Company to each employee in the previous calendar quarter. The Company's contributions are made at the discretion of the Board of Directors, within the limits of the 401(k) Plan. The Company has made a contribution of 1% of the compensation of each participating employee each quarter since the adoption of the 401(k) Plan through 1997. On January 1, 1998 the Company increased its contributions to 1.5% from 1% of the compensation of each participating employee each quarter. The Company's contributions to the 401(k) Plan were $21,262, $14,585 and $13,411 for the years ended December 31, 1998, 1997 and 1996, respectively.