Form 10-Q
period 1999-04-03
PRINTWARE INC
filed 1999-04-29
CIK 801529

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        April 3, 1999

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

     Common Stock, no Par Value--4,842,161 shares as of April 29, 1999.

                      PART I--FINANCIAL INFORMATION
                      ITEM 1.--FINANCIAL STATEMENTS

                            PRINTWARE, INC.

     CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
          QUARTER ENDED APRIL 3, 1999 AND APRIL 4, 1998
                 DOLLARS IN THOUSANDS EXCEPT PER SHARE
                              (UNAUDITED)

                                                Quarter ended
                                            April 3        April 4
                                            _______        _______
                                            1999            1998
                                            _______        _______

REVENUES FROM NONAFFILIATES                 $  888         $  974
REVENUES FROM AFFILIATES                        32            701
                                            ______         ______
TOTAL REVENUES                                 920          1,675
COST OF REVENUES                               584            925
                                            ______         ______
GROSS MARGIN                                   336            750

PERIOD COSTS:
  Research and development                     190            179
  Selling, general and administrative          437            405
                                            ______         ______
    Total                                      627            584
                                            ______         ______
INCOME(LOSS) FROM OPERATIONS                  (291)           166
OTHER INCOME (EXPENSE):
  Interest expense                              --             --
  Interest and other income                    194            200
                                            ______         ______
INCOME(LOSS) BEFORE INCOME TAXES               (97)           366
INCOME TAXES                                    --             --
                                            ______         ______
NET INCOME(LOSS)                            $  (97)        $  366
                                            ======         ======

NET INCOME(LOSS) PER COMMON--
 BASIC AND DILUTED                          $ (.02)        $  .07
                                            ======         ======

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING--BASIC        4,834,763      4,915,218
                                         =========      =========

WEIGHTED AVERAGE NUMBER OF
 COMMON AND COMMON EQUIVALENT SHARES
 OUTSTANDING--DILUTED                    4,834,763      4,932,031
                                         =========      =========

OTHER COMPREHENSIVE INCOME(LOSS),
BEFORE TAX:
Unrealized gains on securities:
  Unrealized holding gains(losses)
    arising during period                $     (33)     $       5
  Less reclassification adjustment for
    gains included in net income                --             --
                                         _________      _________

OTHER COMPREHENSIVE INCOME(LOSS),
BEFORE TAX                                     (33)             5

INCOME TAX BENEFIT (EXPENSE) RELATED TO
ITEMS OF OTHER COMPREHENSIVE INCOME(LOSS)       11             (2)
                                         _________      _________

OTHER COMPREHENSIVE INCOME(LOSS),
NET OF TAX                               $     (22)     $       3
                                         =========      =========

COMPREHENSIVE INCOME(LOSS)               $    (119)     $     369
                                         =========      =========


See notes to condensed financial statements.


                          PRINTWARE, INC.

                      CONDENSED BALANCE SHEETS
              DOLLARS IN THOUSANDS EXCEPT SHARE INFORMATION
                              (UNAUDITED)

                                ASSETS
                                                 April 3,       December 31,
                                                  1999              1998
                                              ____________      ____________

CURRENT ASSETS:
  Cash and cash equivalents                      $   194          $   654
  Marketable securities available-for-sale        11,493           11,529
  Receivables from nonaffiliates                     524              795
  Receivables from affiliates                          7               --
  Lease receiveables - current                       460              407
  Inventories                                      2,533            2,162
  Deferred income taxes--current                     255              243
  Prepaid expenses                                    49               19
                                                 _______          _______
    Total Current Assets                          15,515           15,809

PROPERTY AND EQUIPMENT, net of accumulated
 depreciation and amortization                       214              217
INTANGIBLE ASSETS, net of accumulated
 amortization                                         24               25
LEASE RECEIVABLES--long term                       1,119            1,003
DEFERRED INCOME TAXES--long term                   1,436            1,461
                                                 _______          _______
                                                 $18,308          $18,515
                                                 =======          =======

                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                               $   474          $   512
  Accrued expenses                                   450              516
  Deferred revenues                                   70               72
                                                 _______          _______
    Total Current Liabilities                        994            1,100

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred Stock, no specified par value;
   1,000,000 shares authorized;
   none issued and outstanding                        --               --
Common Stock, no par value, authorized
   15,000,000 shares: issued and outstanding
   4,842,161 shares at April 3, 1999;
   4,834,516 at December 31, 1998,
   respectively                                   22,017           22,001
  Accumulated other comprehensive income             114              136
  Accumulated deficit                             (4,817)          (4,722)
                                                 _______          _______
    Total shareholders' equity                    17,314           17,415
                                                 _______          _______

                                                 $18,308          $18,515
                                                 =======          =======

See notes to condensed financial statements.


                            PRINTWARE, INC.

                  CONDENSED STATEMENTS OF CASH FLOWS
             QUARTER ENDED APRIL 3, 1999 AND APRIL 4, 1998
                           DOLLARS IN THOUSANDS
                                (UNAUDITED)

                                                 April 3,        April 4,
                                                  1999             1998
                                              ____________     ____________

OPERATING ACTIVITIES:
Net income(loss)                                $  (97)            $  366
Adjustments to reconcile net income(loss)
  to net cash provided by operating activities:
  Depreciation and amortization                     16                 16
  Unearned compensation on stock options            --                  1
  Deferred income taxes                             13                 (9)
  Changes in operating assets and liabilities:
    Receivables from nonaffiliates                 271               (163)
    Receivables from affiliates                     (7)               129
    Inventories                                   (371)              (252)
    Prepaid expenses                               (30)               (24)
    Accounts payable                               (38)                69
    Accrued expenses                               (66)                17
    Deferred revenues                               (2)               (35)
                                                ______             ______
     Net cash (used) provided by
      operating activities                        (311)               115

INVESTING ACTIVITIES:
  Purchases of available-for-sale securities        --                (80)
  Maturities and sales of available-for-sale
    securities                                      14                  4
  Increase in lease receivables                   (169)              (171)
  Purchases of property and equipment              (10)               (20)
                                                ______             ______
     Net cash used in
      investing activities                        (165)              (267)

FINANCING ACTIVITIES:
  Proceeds from issuance of Common Stock            16                 18
                                                ______             ______
NET DECREASE IN CASH
 AND CASH EQUIVALENTS                             (460)              (134)
CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                               654                348
                                                ______             ______
CASH AND CASH EQUIVALENTS,
 END OF PERIOD                                  $  194             $  214
                                                ======             ======
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Cash paid during the period for:
    Income taxes                                $   --             $    2
                                                ======             ======

See notes to condensed financial statements.

                            PRINTWARE, INC.

                NOTES TO CONDENSED FINANCIAL STATEMENTS
            QUARTER ENDED APRIL 3, 1999 AND APRIL 4, 1998

1. INTERIM FINANCIAL INFORMATION

     The accompanying condensed balance sheet as of April 3, 1999 and the condensed statements of operations and comprehensive income for the three months ended April 3, 1999 April 4, 1998, and the condensed statements of cash flows for the three months ended April 3, 1999 and April 4, 1998 are unaudited. In the opinion of management, such unaudited financial statements include all adjustments, consisting of only normal, recurring accruals, necessary for a fair presentation thereof. The results of operations for any interim period are not necessarily indicative of the results for the year.

                                                 April 3,       December 31,
                                                  1999              1998
                                              ____________      ____________

2. RECEIVABLES FROM NONAFFILIATES:

Trade                                            $  570         $  837
Employees                                             2              3
Allowance for doubtful accounts                     (48)           (45)
                                                 ______         ______
Total receivables from nonaffiliates             $  524         $  795
                                                 ======         ======

3. INVENTORIES:

Raw materials                                    $1,423         $1,210
Work-in-process                                     427            388
Finished goods                                      683            564
                                                 ______         ______
Total inventories                                $2,533         $2,162
                                                 ======         ======

4. PROPERTY AND EQUIPMENT:

Office equipment                                 $  493         $  489
Software                                            108            108
Machinery and equipment                             317            310
Leasehold improvements                              126            125
Tooling and spares                                  338            338
Motor vehicles                                       24             24
                                                 ______         ______
Total property and equipment                      1,406          1,394
Less: accumulated depreciation and amortization   1,192          1,177
                                                 ______         ______
Net property and equipment                       $  214         $  217
                                                 ======         ======

                           PRINTWARE, INC.

            NOTES TO CONDENSED FINANCIAL STATEMENTS
         QUARTER ENDED APRIL 3, 1999 AND APRIL 4, 1998
                            (Continued)

                                                 April 3,       December 31,
                                                  1999             1998
                                              ____________      ____________
5. INTANGIBLE ASSETS:


License rights                                   $  560         $  560
Patents                                              54             54
                                                 ______         ______
Total intangible assets                             614            614
Less: accumulated amortization                      590            589
                                                 ______         ______
Net intangible assets                            $   24         $   25
                                                 ======         ======

6. ACCRUED EXPENSES:

Accrued payroll and related                      $   88         $   45
Accrued vacation and benefits                       232            174
Accrued professional services                        51            221
Accrued warranty reserve                             42             45
Accrued real estate taxes                            22             --
Accrued other                                        15             31
                                                 ______         ______
Total accrued expenses                           $  450         $  516
                                                 ======         ======


7. MARKETABLE SECURITIES
     The Company classifies its marketable securities as available-for-sale. At April 3, 1999 and December 31, 1998, securities available-for-sale are carried at fair value with the net unrealized holding gain or loss included in shareholders' equity.

8. SHAREHOLDERS' EQUITY

     During the three months ended April 3, 1999, the Company issued 7,645 shares of Common Stock in connection with the Employee Stock Purchase Plan at $2.125 per share.

9. NEW ACCOUNTING PRONOUNCEMENT

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued by the Financial Accounting Standards Board in June 1998. The Standard will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The change in a derivative's fair value related to the ineffective portion of a hedge, if any, will be immediately recognized in earnings. The Company expects to adopt this Standard as of the beginning of its fiscal year 2000. The effect of adopting the Standard is currently being evaluated, but is not expected to have a material effect on the Company's financial position or results in operations.

ITEM 2.                     MANAGEMENT'S DISCUSSION
                   AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

                 RESULTS OF OPERATIONS FOR THE QUARTER ENDED
                      APRIL 3, 1999 AND APRIL 4, 1998

    Total revenues for the 1999 quarter were $920,000, a decrease of 45% from those of first quarter 1998 which were $1.68 million. The decrease was due primarily to a reduction in affiliate supplies sales in the 1999 quarter compared to 1998.

    The Company's gross margin was $336,000 in the first quarter 1999 versus $750,000 in the comparable quarter in 1998. Gross margin as a percentage of revenue decreased from 45% in the first quarter 1998 to 37% in first quarter 1999. The decreased percentage margin in 1999 was due primarily to increased manufacturing variances caused by increased fixed costs and lower volumes.

    Research and development expenses increased to $190,000 in the first quarter 1999 from $179,000 in the first quarter in 1998. The increase was largely due to salary increases and related fringe costs.

    Selling, general and administrative expenses increased to $437,000 in the first quarter of 1999 from $405,000 in the first quarter of 1998. Selling expenses increased by approximately $46,000 in the first quarter 1999 due to increased costs associated with the field sales force established in late 1998. General and administrative expenses were down approximately $12,000 in the 1999 quarter due primarily to lower accrual of executive incentive compensation.

    Interest, other income and income taxes were $194,000 in the 1999 quarter compared to $200,000 in the 1998 quarter. This decrease in interest income in 1999 is due primarily to a decrease in cash and investments of over $500,000 from the 1998 quarter compared to the 1999 quarter. This is largely due to the Company's leasing activity, combined with lower revenues and higher operating expenses.

    The Company's income tax expense primarily consists of minimum taxes due, offset by the net operation loss carryforwards.

    Net loss for the first quarter of 1999 was $97,000, or $(.02) per common share, down from net income of $366,000 or $.07 per share in 1998.

LIQUIDITY AND CAPITAL RESOURCES

    Working capital was $14.5 million on April 3, 1999 compared to $14.7 at December 31, 1998. Cash, cash equivalents and investments decreased by approximately $.5 million at April 3, 1999 compared to December 31, 1998. The decrease was primarily due to an increase in sales-type leases financed by the Company, lower revenues and increased operating expenses.

    As of April 3, 1999 the Company has no material commitments which would result in a significant cash outflow other than purchases of inventory in the normal course of business, and the financing of additional Platesetter leases.

YEAR 2000 ("Y2K")

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

    The Company's Y2K readiness status is: current platesetter products are Y2K compliant, though some RIPs produced from 1993 through 1996 may be non-compliant; the central IT software system was certified Y2K compliant by a third party; equipment used in production does not use dates to control operations; compliance/impact assessments of the PBX, security, and alarm non-IT systems is in progress; statements of compliance were received from the RIP software vendors. To complete readiness and remediation by mid-1999, the Company plans to: assess and remedy compliance with personal productivity PCs and their applications; complete assessment of the non-IT systems; complete assessment of ancillary software packages sold by the Company; send compliance questionnaires to other significant vendors and assess results.

    The Company has spent approximately $25,000 to date on its Y2K related activities, and estimates $50,000 to be adequate for its related 1999 activities. The Company does not anticipate purchasing Y2K liability insurance. Because of the current state of Y2K readiness and the date insensitivity of its products, the Company believes the most likely worst-case scenario to be short term delays in receiving production inventory.

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



                                   PRINTWARE, INC.
                                   Registrant


Date:  April 29, 1999            /s/ THOMAS W. PETSCHAUER

                                   ________________________
                                   Thomas W. Petschauer
                                   EXECUTIVE VICE PRESIDENT
                                   & CHIEF FINANCIAL OFFICER
                                   (Principal Financial Officer)


Date:  April 29, 1999            /s/ DANIEL A. BAKER

                                   ________________________
                                   Daniel A. Baker, Ph.D.,
                                   PRESIDENT
                                   & CHIEF EXECUTIVE OFFICER
                                   (Principal Executive Officer)