Form 10-Q
period 1999-07-03
PRINTWARE INC
filed 1999-07-29
CIK 801529

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        July 3, 1999

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

     Common Stock, no Par Value - 3,262,433 shares outstanding as of July 29, 1999.

                      PART I - FINANCIAL INFORMATION
                      ITEM 1. - FINANCIAL STATEMENTS

                            PRINTWARE, INC.

      CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
          3 AND 6 MONTHS ENDED JULY 3, 1999 AND JULY 4, 1998
                 DOLLARS IN THOUSANDS EXCEPT PER SHARE
                              (UNAUDITED)

                                       Three months ended  Six months ended
                                       July 3    July 4    July 3    July 4
                                       ______    ______    ______    ______
                                        1999      1998      1999      1998
                                       ______    ______    ______    ______
REVENUES FROM NON AFFILIATES           $1,234    $1,279    $2,125    $2,253
REVENUES FROM AFFILIATES                   32       442        61     1,143
                                       ______    ______    ______    ______
TOTAL REVENUES                          1,266     1,721     2,186     3,396
COST OF REVENUES                          741       975     1,325     1,900
                                        ______   ______    ______    ______
Gross margin                              525       746       861     1,496

PERIOD COSTS:
  Research and development                180       173       370       352
  Selling, general and administrative     429       405       866       810

                                       ______    ______    ______    ______
    Total                                 609       578     1,236     1,162
                                       ______    ______    ______    ______
INCOME (LOSS) FROM OPERATIONS             (84)      168      (375)      334
OTHER INCOME (EXPENSE):
  Interest expense                         --        --        --        --
  Interest and other income               185       221       379       421
                                         _____    ______    ______    _____
INCOME BEFORE INCOME TAXES                101       389         4       755
INCOME TAXES                               --        --        --        --
                                       ______      ______  ______    ______
NET INCOME                             $  101    $  389    $    4    $  755
                                       ======    ======    ======    ======
NET INCOME PER COMMON SHARE:
  BASIC AND DILUTED                    $  .02    $  .08    $  .00    $  .15
                                       ======    ======    ======    ======

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING--BASIC   4,842,423 4,921,870 4,838,551 4,918,473
                                    ========= ========= ========= =========
WEIGHTED AVERAGE NUMBER OF
 COMMON AND COMMON EQUIVALENT
 SHARES OUTSTANDING--DILUTED        4,842,423 4,941,379 4,838,551 4,936,879
                                    ========= ========= ========= =========

OTHER COMPREHENSIVE INCOME (LOSS),
BEFORE TAX:
Unrealized gains on securities:
  Unrealized holding gains (losses)
    arising during period              $ (165)   $  (19)   $ (250)   $  (13)
  Less reclassification adjustment for
    gains included in net income           --        --        --        --
                                       ______    ______    ______    ______

OTHER COMPREHENSIVE INCOME (LOSS),
BEFORE TAX                               (165)      (19)     (250)      (13)

INCOME TAX BENEFIT (EXPENSE) RELATED
TO ITEMS OF OTHER COMPREHENSIVE
INCOME (LOSS)                              58         7       121         5
                                       ______    ______    ______    ______

OTHER COMPREHENSIVE INCOME (LOSS),
NET OF TAX                             $ (107)   $  (12)   $ (129)   $   (8)
                                       ======    ======    ======    ======

COMPREHENSIVE INCOME (LOSS)            $   (6)   $  377    $ (125)   $  747
                                       ======    ======    ======    ======

See notes to condensed financial statements.


                            PRINTWARE, INC.

                    CONDENSED BALANCE SHEETS
        DOLLARS IN THOUSANDS EXCEPT PER SHARE INFORMATION
                              (UNAUDITED)

                                ASSETS

                                              July 3,           December 31,
                                               1999                 1998
                                           ____________         ____________
CURRENT ASSETS:
  Cash and cash equivalents                    $   538            $   654
  Marketable securities available-for-sale      10,601             11,529
  Receivables from non affiliates                  472                795
  Receivables from affiliates                        4                 --
  Lease receivables - current                      581                407
  Inventories                                    2,630              2,162
  Deferred income taxes - current                  320                243
  Prepaid expenses                                  44                 19
                                               _______            _______
    Total Current Assets                        15,190             15,809

PROPERTY AND EQUIPMENT, net of accumulated
 depreciation and amortization                     208                217
INTANGIBLE ASSETS, net of accumulated
 amortization                                       23                 25
LEASE RECEIVABLES - long-term                    1,416              1,003
DEFERRED INCOME TAXES - long-term                1,436              1,461
                                               _______            _______
                                               $18,273            $18,515
                                               =======            =======

                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                             $   407            $   512
  Accrued expenses                                 454                516
  Deferred revenues                                 89                 72
                                               _______            _______
    Total Current Liabilities                      950              1,100

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred Stock, no specified par value;
   1,000,000 shares authorized;
   none issued and outstanding                      --                 --

  Common Stock, no par value, authorized
   15,000,000 shares: issued and outstanding
   4,850,123 shares at July 3, 1999;
   4,834,516 shares at December 31, 1998
   respectively                                 22,034             22,001
  Accumulated other comprehensive income             7                136
  Accumulated deficit                           (4,718)            (4,722)
                                               _______            _______
    Total shareholders' equity                  17,323             17,415
                                               _______            _______

                                               $18,273            $18,515
                                               =======            =======

See notes to condensed financial statements.

                            PRINTWARE, INC.

                  CONDENSED STATEMENTS OF CASH FLOWS
              6 MONTHS ENDED JULY 3, 1999 AND JULY 4, 1998
                           DOLLARS IN THOUSANDS
                              (UNAUDITED)

                                                July 3,            July 4,
                                                 1999                1998
                                                _______            ______

OPERATING ACTIVITIES:
Net income                                      $    4             $  755
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                     38                 33
  Unearned compensation on stock options            --                  2
  Deferred income taxes                            (52)               (27)
  Changes in operating assets and liabilities:
    Receivables from non affiliates                323               (262)
    Receivables from affiliates                     (4)               359
    Inventories                                   (468)              (159)
    Prepaid expenses                               (25)               (94)
    Accounts payable                              (105)               187
    Accrued expenses                               (62)                17
    Deferred revenues                               17                (40)
                                                ______             ______
     Net cash (used in) provided by
      operating activities                        (334)               771

INVESTING ACTIVITIES -
  Purchases of available-for-sale securities    (1,275)              (255)
  Maturities and sales of available-for-sale
    securities                                   2,074                --
  Increase in lease receivables                   (587)              (452)
  Purchases of property and equipment              (27)               (30)
                                                ______             ______

     Net cash (used in) provided by
      investing activities                         185               (737)

FINANCING ACTIVITIES -
  Proceeds from issuance of Common Stock            33                 34
                                                ______             ______
NET DECREASE INCREASE IN CASH
 AND CASH EQUIVALENTS                             (116)                68
CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                               654                348
                                                ______             ______
CASH AND CASH EQUIVALENTS,
 END OF PERIOD                                  $  538             $  416
                                                ======             ======
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Cash paid during the period for:
    Income taxes                                $   --             $   33
                                                ======             ======

See notes to condensed financial statements.

                            PRINTWARE, INC.

                NOTES TO CONDENSED FINANCIAL STATEMENTS
          3 AND 6 MONTHS ENDED JULY 3, 1999 AND JULY 4, 1998

1. INTERIM FINANCIAL INFORMATION

    The accompanying condensed balance sheet as of July 3, 1999 and the condensed statements of operations and comprehensive income for the three and six months ended July 3, 1999 and July 4, 1998, and the condensed statements of cash flows for the six months ended July 3, 1999 and July 4, 1998 are unaudited. In the opinion of management, such unaudited financial statements include all adjustments, consisting of only normal, recurring accruals necessary for a fair presentation thereof. The results of operations for any interim period are not necessarily indicative of the results for the year.

                                                 July 3,        December 31,
                                                  1999             1998
                                               _________        ____________
2. RECEIVABLES FROM NON AFFILIATES:

Trade                                            $  520           $  837
Employees                                             3                3
Allowance for doubtful accounts                     (51)             (45)
                                                 ______           ______
Total receivables from non affiliates            $  472           $  795
                                                 ======           ======

3. INVENTORIES:

Raw materials                                    $1,539           $1,210
Work-in-process                                     471              388
Finished goods                                      620              564
                                                 ______           ______
Total inventories                                $2,630           $2,162
                                                 ======           ======

4. PROPERTY AND EQUIPMENT:

Office equipment                                 $  506           $  489
Software                                            108              108
Machinery and equipment                             319              310
Leasehold improvements                              126              125
Tooling and spares                                  338              338
Motor vehicles                                       24               24
                                                 ______           ______
Total property and equipment                      1,421            1,394
Less accumulated depreciation and amortization    1,213            1,177
                                                 ______           ______
Net property and equipment                       $  208           $  217
                                                 ======           ======

                           PRINTWARE, INC.
            NOTES TO CONDENSED FINANCIAL STATEMENTS
       3 AND 6 MONTHS ENDED JULY 3, 1999 AND JULY 4, 1998
                            (Continued)

                                                 July 3,        December 31,
                                                  1998              1998
                                                 ______         ___________
5. INTANGIBLE ASSETS:

License rights                                   $  560           $  560
Patents                                              54               54
                                                 ______           ______
Total intangible assets                             614              614
Less accumulated amortization                       591              589
                                                 ______           ______
Net intangible assets                            $   23           $   25
                                                 ======           ======

6. ACCRUED EXPENSES:

Accrued payroll and related                      $   53           $   45
Accrued vacation and benefits                       225              174
Accrued professional services                        81              221
Accrued warranty reserve                             59               45
Accrued income taxes                                 20               --
Accrued other                                        16               31
                                                 ______           ______
Total accrued expenses                           $  454           $  516
                                                 ======           ======

7.  MARKETABLE SECURITIES
     The Company classifies its marketable securities as available-for-sale. At July 3, 1999 and December 31, 1998, securities available-for-sale are carried at fair value with the net unrealized holding gain or loss included in shareholders' equity.

8.  SHAREHOLDERS' EQUITY
     During the six months ended July 3, 1999, the Company issued 15,607 shares of Common Stock in connection with the Employee Stock Purchase Plan at prices of $2.02 and $2.13 per share.

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

10. Subsequent Event
      On July 27, 1999 the Company repurchased all 1,587,690 shares of its common stock held by Deluxe Corporation, an affiliate, for $1.90 per share. The Company sold available-for-sale securities to finance the transaction.

ITEM 2.                     MANAGEMENT'S DISCUSSION
                   AND ANALYSIS OF FINANCIAL CONDITION AND
                          RESULTS OF OPERATIONS

                  RESULTS OF OPERATIONS FOR THE QUARTER ENDED
                       JULY 3, 1999 AND JULY 4, 1998

    Total revenues for the 1999 quarter were $1.27 million, a decrease of 26% from second quarter 1998 revenues of $1.72 million. The decrease was due primarily to the decline in affiliate sales in the 1999 quarter compared to 1998.

    The Company's gross margin was $525,000 in the second quarter 1999 versus $746,000 in the comparable quarter in 1998. Gross margin as a percentage of revenue decreased from 43% in the second quarter 1998 to 41% in second quarter 1999. The decreased margin in 1999 was due primarily to increased manufacturing variances caused by increased fixed costs and lower volumes.

    Research and development expenses increased to $180,000 in the second quarter 1999 from $173,000 in the second quarter in 1998. The increase was largely due to salary increases and related fringe costs.

    Selling, general and administrative expenses increased to $429,000 in the second quarter of 1999 from $405,000 in the second quarter of 1998. Selling expenses increased by approximately $65,000 in the second quarter 1999 primarily due to increased costs associated with the field sales force established in late 1998. General and administrative expenses were down approximately $41,000 in the 1999 quarter due primarily to lower accrual of executive incentive compensation.

    Interest and other income were $185,000 in the 1999 quarter compared to $221,000 in the 1998 quarter. The decrease in interest income in 1999 was due to lower interest rates and a decrease in cash and investments of $1.4 million from the 1998 quarter compared to the 1999 quarter. This was primarily due to the Company's financing of its leasing activity.

    The Company's income tax expense primarily consists of minimum taxes due, offset by net operating loss carryforwards.

RESULTS OF OPERATIONS FOR THE 6 MONTHS ENDED JULY 3, 1999 and JULY 4, 1998

    Total revenues for the first half of 1999 were $2.19 million, a decrease of 36% from 1998. The decrease in 1999 revenues versus the year-ago period was primarily due to a decrease in affiliate supplies sales.

    The Company's gross margin as a percentage of revenue in the 1999 period was 39%, down from 44% in the 1998 period. This was due to increased manufacturing variances caused by higher fixed costs and lower volumes.

    Research and development expenses for the 1999 period increased 5% over the same period in 1998 due primarily to salary increases and fringe costs.

    Selling, general and administrative expenses increased in 1999 compared to 1998. This was due to a 30% increase in marketing and sales costs associated with the establishment of the PlateStream field sales force. General and administrative expenses decreased 12% from 1998 primarily due to lower accrual of executive incentive compensation.

    Interest and other income were $379,000 in the 1999 period compared to $421,000 in the 1998 period. The decrease in 1999 was due to lower interest rates and a decrease in cash and investments. This was primarily due to the Company's financing of its leasing activity.

    The Company's income tax expense consists of minimum taxes due, offset by the net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

    Working capital was over $14.2 million on July 3, 1999 compared to $14.7 at December 31, 1998. Cash, cash equivalents and investments decreased by approximately $1.0 million at July 3, 1999 compared to December 31, 1998. The decrease was primarily due to an increase in sales-type leases financed by the Company. Management believes working capital is adequate for its current needs.

    As of July 3, 1999 the Company has no material commitments which would result in a significant cash outflow other than purchases of inventory and the financing of Platesetter leases.

YEAR 2000 ("Y2K")

    The Year 2000 problem is due to the past software practice of coding years using only two digits. This is predicted to cause many computer-related malfunctions because year "00" could be taken to mean year 1900 rather than 2000. In 1998, the Company began to investigate Y2K compliance in areas of its Platesetter products, business computer systems (Information Technology or "IT"), production equipment, vendor readiness, non-IT systems, and contingency plans.

    The Company's Y2K readiness status is: current platesetter products are Y2K compliant, though some RIPs produced from 1993 through 1996 may be non-compliant; the central IT software system was certified Y2K compliant by a third party; equipment used in production does not use dates to control operations; compliance/impact assessments of the PBX, security, and alarm non-IT systems is complete; statements of compliance were received from the RIP software vendors; sent and received compliance questionnaires from most key vendors. To complete readiness and remediation by end of third quarter 1999, the Company plans to: finish testing and remedy compliance with key IT system and personal productivity PCs and their applications; complete assessment of ancillary software packages sold by the Company; complete processing of compliance questionnaires sent to the remaining key vendors and assess overall results; complete contingency plan.

    The Company has spent approximately $35,000 to date on its Y2K related activities, and estimates $50,000 to be adequate for its related 1999 activities. The Company does not anticipate purchasing Y2K liability insurance. Because of the current state of Y2K readiness and the date insensitivity of its products, the Company believes the most likely worst-case scenario to be short term delays in receiving production inventory.

    The Company anticipates developing a contingency plan by end of third quarter 1999, based on its knowledge at that time. The Company's most-likely contingency plan is projected to primarily be the ordering of extra production inventory to be received near year-end thereby averting key vendor or transport interruptions going into 2000.

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



                                   PRINTWARE, INC.
                                   Registrant


Date:  July 29, 1999               /s/ THOMAS W. PETSCHAUER

                                   ________________________
                                   Thomas W. Petschauer
                                   EXECUTIVE VICE PRESIDENT
                                   AND CHIEF FINANCIAL OFFICER
                                   (Principal Financial Officer)


Date:  July 29, 1999               /s/ DANIEL A. BAKER

                                   ________________________
                                   Daniel A. Baker, Ph.D.,
                                   PRESIDENT
                                   AND CHIEF EXECUTIVE OFFICER
                                   (Principal Executive Officer)