Form 10-Q
period 1999-10-02
PRINTWARE INC
filed 1999-11-02
CIK 801529

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        October 2, 1999

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

     Common Stock, no Par Value - 3,269,494 shares outstanding as of October 28, 1999.

                      PART I - FINANCIAL INFORMATION
                      ITEM 1. - FINANCIAL STATEMENTS

                            PRINTWARE, INC.

      CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
       3 AND 9 MONTHS ENDED OCTOBER 2, 1999 AND OCTOBER 3, 1998
          DOLLARS IN THOUSANDS EXCEPT PER SHARE INFORMATION
                              (UNAUDITED)

                                       Three months ended  Nine months ended
                                       Oct 2     Oct 3     Oct 2     Oct 3
                                       ______    ______    ______    ______
                                        1999      1998      1999      1998
                                       ______    ______    ______    ______
REVENUES FROM NON AFFILIATES           $1,352    $1,719    $3,477    $3,972
REVENUES FROM AFFILIATES                    3        48        64     1,191
                                       ______    ______    ______    ______
TOTAL REVENUES                          1,355     1,767     3,541     5,163
COST OF REVENUES                          981     1,066     2,306     2,966
                                       ______    ______    ______    ______
Gross margin                              374       701     1,235     2,197

PERIOD COSTS:
  Research and development                177       202       547       554
  Selling, general and administrative     327       346     1,193     1,156

                                       ______    ______    ______    ______
    Total                                 504       548     1,740     1,710
                                       ______    ______    ______    ______
INCOME (LOSS) FROM OPERATIONS            (130)      153      (505)      487
  Interest and other income               151       194       530       615
                                       ______    ______    ______    ______
INCOME BEFORE INCOME TAXES                 21       347        25     1,102
INCOME TAXES                               --        --        --        --
                                       ______    ______    ______    ______
NET INCOME                             $   21    $  347    $   25    $1,102
                                       ======    ======    ======    ======
NET INCOME PER COMMON SHARE:
  BASIC AND DILUTED                    $  .01    $  .07    $  .01    $  .22
                                       ======    ======    ======    ======
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING--BASIC   3,681,397 4,922,160 4,455,639 4,921,857
                                    ========= ========= ========= =========
WEIGHTED AVERAGE NUMBER OF
 COMMON AND COMMON EQUIVALENT
 SHARES OUTSTANDING--DILUTED        3,681,397 4,922,160 4,455,639 4,921,857
                                    ========= ========= ========= =========

OTHER COMPREHENSIVE INCOME (LOSS),
BEFORE TAX:
Unrealized gains on securities:
  Unrealized holding gains (losses)
    arising during period              $  (25)   $  174    $ (275)   $  161
  Less reclassification adjustment for
    gains included in net income           --        --        --        --
                                       ______    ______    ______    ______

OTHER COMPREHENSIVE INCOME (LOSS),
BEFORE TAX                                (25)      174      (275)      161

INCOME TAX BENEFIT (EXPENSE) RELATED
TO ITEMS OF OTHER COMPREHENSIVE
INCOME (LOSS)                             (25)      (61)       96       (56)
                                       ______    ______    ______    ______

OTHER COMPREHENSIVE INCOME
NET OF TAX                             $  (50)   $  113    $ (179)   $  105
                                       ======    ======    ======    ======

COMPREHENSIVE INCOME (LOSS)            $  (29)   $  460    $ (154)   $1,207
                                       ======    ======    ======    ======

See notes to condensed financial statements.

                            PRINTWARE, INC.

                    CONDENSED BALANCE SHEETS
                 DOLLARS IN THOUSANDS EXCEPT PER SHARE
                              (UNAUDITED)

                                ASSETS

                                             October 2,          December 31,
                                               1999                 1998
                                           ____________         ____________
CURRENT ASSETS:
  Cash and cash equivalents                    $   150            $   654
  Marketable securities available-for-sale       7,791             11,529
  Receivables from non affiliates                  570                795
  Receivables from affiliates                       12                 --
  Lease receivables - current                      675                407
  Inventories                                    2,524              2,162
  Deferred income taxes - current                  329                243
  Prepaid expenses                                  42                 19
                                               _______            _______
    Total Current Assets                        12,093             15,809

PROPERTY AND EQUIPMENT, net of accumulated
 depreciation and amortization                     197                217
INTANGIBLE ASSETS, net of accumulated
 amortization                                       23                 25
LEASE RECEIVABLES - long-term                    1,568              1,003
DEFERRED INCOME TAXES - long-term                1,461              1,461
                                               _______            _______
                                               $15,342            $18,515
                                               =======            =======

                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                             $   496            $   512
  Accrued expenses                                 484                516
  Deferred revenues                                 71                 72
                                               _______            _______
    Total Current Liabilities                    1,051              1,100

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred Stock, no specified par value;
   1,000,000 shares authorized;
   none issued and outstanding                      --                 --

  Common Stock, no par value, authorized
   15,000,000 shares: issued and outstanding
   3,269,494 shares at October 2, 1999;
   4,834,516 shares at December 31, 1998
   respectively                                 19,031             22,001
  Accumulated other comprehensive income (loss)    (43)               136
  Accumulated deficit                           (4,697)            (4,722)
                                               _______            _______
    Total shareholders' equity                  14,291             17,415
                                               _______            _______

                                               $15,342            $18,515
                                               =======            =======

See notes to condensed financial statements.

                            PRINTWARE, INC.

                  CONDENSED STATEMENTS OF CASH FLOWS
          9 MONTHS ENDED OCTOBER 2, 1999 AND OCTOBER 3, 1998
                           DOLLARS IN THOUSANDS
                              (UNAUDITED)

                                               October 2,         October 3,
                                                 1999                1998
                                                _______            ______

OPERATING ACTIVITIES:
Net income                                      $   25             $1,102
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                     52                 45
  Unearned compensation on stock options            --                  3
  Deferred income taxes                            (86)                26
  Changes in operating assets and liabilities:
    Receivables from non affiliates                225               (436)
    Receivables from affiliates                    (12)               353
    Inventories                                   (362)              (362)
    Prepaid expenses                               (23)               (76)
    Accounts payable                               (16)               218
    Accrued expenses                               (32)               149
    Deferred revenues                               (1)               (32)
                                                ______             ______
     Net cash provided by
      operating activities                        (230)               990

INVESTING ACTIVITIES:
Purchases of available-for-sale securities      (1,275)               395
Maturities and sales of available-for-sale
  securities                                     4,834                 --
Increase in lease receivables                     (833)              (557)
Purchases of property and equipment                (30)              (136)

                                                ______             ______
     Net cash (used in) provided by
      investing activities                       2,696               (298)

FINANCING ACTIVITIES:
  Proceeds from issuance of Common Stock            46                 56
  Common stock redeemed and retired             (3,016)                --
                                                ______             ______
NET (DECREASE) INCREASE IN CASH
 AND CASH EQUIVALENTS                             (504)               748
CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                               654                348
                                                ______             ______
CASH AND CASH EQUIVALENTS,
 END OF PERIOD                                  $  150             $1,096
                                                ======             ======
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Cash paid during the period for:
    Income taxes                                $   --             $   35
                                                ======             ======

See notes to condensed financial statements.

                            PRINTWARE, INC.

                NOTES TO CONDENSED FINANCIAL STATEMENTS
       3 AND 9 MONTHS ENDED OCTOBER 2, 1999 AND OCTOBER 3, 1998

1. INTERIM FINANCIAL INFORMATION

    The accompanying condensed balance sheets as of October 2, 1999 and the condensed statements of operations and comprehensive income for the three and nine months ended October 2, 1999 and October 3, 1998, and the condensed statements of cash flows for the nine months ended October 2, 1999 and October 3, 1998 are unaudited. In the opinion of management, such unaudited financial statements include all adjustments, consisting of only normal, recurring accruals necessary for a fair presentation thereof. The results of operations for any interim period are not necessarily indicative of the results for the year.

                                               October 2,        December 31,
                                                  1999             1998
                                               _________        ____________
2. RECEIVABLES FROM NON AFFILIATES:

Trade                                            $  619           $  837
Employees                                             2                3
Allowance for doubtful accounts                     (51)             (45)
                                                 ______           ______
Total receivables from non affiliates            $  570           $  795
                                                 ======           ======

3. INVENTORIES:

Raw materials                                    $1,542           $1,210
Work-in-process                                     369              388
Finished goods                                      613              564
                                                 ______           ______
Total inventories                                $2,524           $2,162
                                                 ======           ======

4. PROPERTY AND EQUIPMENT:

Office equipment                                 $  509           $  489
Software                                            108              108
Machinery and equipment                             319              310
Leasehold improvements                              126              125
Tooling and spares                                  338              338
Motor vehicles                                       24               24
                                                 ______           ______
Total property and equipment                      1,424            1,394
Less accumulated depreciation and amortization    1,227            1,177
                                                 ______           ______
Net property and equipment                       $  197           $  217
                                                 ======           ======

                           PRINTWARE, INC.
            NOTES TO CONDENSED FINANCIAL STATEMENTS
    3 AND 9 MONTHS ENDED OCTOBER 2, 1999 AND OCTOBER 3, 1998
                            (Continued)

                                               October 2,        December 31,
                                                  1999              1998
                                                 ______         ___________
5. INTANGIBLE ASSETS:

License rights                                   $  560           $  560
Patents                                              54               54
                                                 ______           ______
Total intangible assets                             614              614
Less accumulated amortization                       591              589
                                                 ______           ______
Net intangible assets                            $   23           $   25
                                                 ======           ======

6. ACCRUED EXPENSES:

Accrued payroll and related                      $  107           $   45
Accrued vacation and benefits                       247              174
Accrued professional services                        30              221
Accrued warranty reserve                             47               45
Accrued taxes                                        28               --
Accrued other                                        25               31
                                                 ______           ______
Total accrued expenses                           $  484           $  516
                                                 ======           ======

7.  MARKETABLE SECURITIES
     The Company classifies its marketable securities as available-for-sale. At October 2, 1999 and December 31, 1998, securities available-for-sale are carried at fair value with the net unrealized holding gain or loss included in shareholders' equity.

8.  SHAREHOLDERS' EQUITY
     During the nine months ended October 2, 1999, the Company issued 22,668 shares of Common Stock in connection with the Employee Stock Purchase Plan at at prices between $1.97 and $2.13 per share.

     On July 27, 1999 the Company repurchased all 1,587,690 shares of its common stock held by Deluxe Corporation, an affiliate, for $1.90 per share. The Company sold available-for-sale securities to finance the transaction.

9.  NEW ACCOUNTING PRONOUNCEMENT
     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued by the Financial Accounting Standards Board in June 1998. The Standard will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The change in a derivative's fair value related to the ineffective portion of a hedge, if any, will be immediately recognized in earnings. The Company expects to adopt this Standard as of the beginning of its fiscal year 2001. The effect of adopting the Standard is currently being evaluated, but is not expected to have a material effect on the Company's financial position or results in operations.

ITEM 2.                     MANAGEMENT'S DISCUSSION
                   AND ANALYSIS OF FINANCIAL CONDITION AND
                          RESULTS OF OPERATIONS

                  RESULTS OF OPERATIONS FOR THE QUARTER ENDED
                     OCTOBER 2, 1999 AND OCTOBER 3, 1998

    Total revenues for the 1999 quarter were $1.36 million, a decrease of 23% from third quarter 1998 revenues of $1.77 million. The decrease was due primarily to the decline in non affiliate sales in the 1999 quarter compared to 1998.

    The Company's gross margin was $374,000 in the third quarter 1999 versus $701,000 in the comparable quarter in 1998. Gross margin as a percentage of revenue decreased from 40% in the third quarter 1998 to 28% in third quarter 1999. The decreased margin in 1999 was due primarily to higher service costs with more complex installations, write-offs of certain obsolete inventory, and increased manufacturing variances caused by increased fixed costs and lower volumes.

    Research and development expenses decreased to $177,000 in the third quarter 1999 from $202,000 in the third quarter in 1998. The decrease was largely due to lower headcount and related expenses with the maturation of the PlateStream design.

    Selling, general and administrative expenses decreased to $327,000 in the third quarter of 1999 from $346,000 in the third quarter of 1998.
Selling expenses increased by approximately $63,000 in the third quarter 1999 primarily due to increased costs associated with the field sales force established in late 1998. General and administrative expenses were down approximately $82,000 in the 1999 quarter due primarily to lower accrual of executive incentive compensation.

    Interest and other income were $151,000 in the 1999 quarter compared to $194,000 in the 1998 quarter. The decrease in interest income in 1999 was due to lower interest rates and a decrease in cash and investment of $4.2 million from the 1998 quarter compared to the 1999 quarter. This was primarily due to the Company's repurchase of stock from Deluxe and financing of its leasing activity.

    The Company's income tax expense primarily consists of minimum taxes due, offset by net operating loss carryforwards.

RESULTS OF OPERATIONS FOR THE 9 MONTHS ENDED OCTOBER 2, 1999 and OCTOBER 3,
1998

    Total revenues for the nine months ended October 2, 1999 were $3.54 million, a decrease of 31% from 1998. The decrease in 1999 revenues versus the year-ago period was primarily due to a decrease in affiliate supplies sales and slightly lower equipment sales in 1999.

    The Company's gross margin as a percentage of revenues in the 1999 period was 35%, down from 43% in the 1998 period. This was due to increased manufacturing variances caused by higher fixed costs and lower volumes as well as higher service costs with more complex installations, and an increase of write-offs of obsolete inventory.

    Research and development expenses for the 1999 period decreased 1.3% over the same period in 1998 due primarily to lower headcount and related costs.

    Selling, general and administrative expenses increased 3% in 1999 compared to 1998. This was due to a 31% increase in marketing and sales costs associated with the establishment of the PlateStream field sales force. General and administrative expenses decreased 22% from 1998 primarily due to lower accrual of executive incentive compensation.

    Interest and other income were $530,000 in the 1999 period compared to $615,000 in the 1998 period. The decrease in 1999 was due to lower interest rates and a decrease in cash and investments caused primarily by the Company's repurchase of stock from Deluxe and financing of its leasing activities.

    The Company's income tax expense consists of minimum taxes due, offset by the net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

    Working capital was over $11.1 million on October 2, 1999 compared to $14.7 at December 31, 1998. Cash, cash equivalents and investments decreased by approximately $4.2 million at October 2, 1999 compared to December 31, 1998. The decrease was primarily due to the repurchase of Deluxe common stock and an increase in sales-type leases financed by the Company. Management believes working capital is adequate for its current needs.


    As of October 2, 1999 the Company has no material commitments which would result in a significant cash outflow other than purchases of inventory and the financing of Platesetter leases.

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

    The Company's Y2K readiness status is: current platesetter products are Y2K compliant, though some RIPs produced from 1993 through 1996 may be non-compliant; the central IT software system was certified Y2K-compliant by a third party; ancillary software packages developed and sold by the company tested compliant; equipment used in production does not use dates to control operations; compliance/impact assessments of the PBX, security, and alarm non-IT systems is complete; statements of compliance were received from the RIP software vendors; sent and received compliance questionnaires from key vendors. To complete readiness and remediation by mid-November, 1999, the Company plans to: finish testing and remedy compliance with key IT system and personal productivity PCs and their applications; complete processing of compliance questionnaires re-sent to the remaining key vendors that did not report compliance initially, and assess overall results; complete contingency plan.

    The Company has spent approximately $40,000 to date on its Y2K-related activities, and estimates $50,000 to be adequate for its related 1999 activities. The Company does not anticipate purchasing Y2K liability insurance. Because of the current state of Y2K readiness and the date insensitivity of its products, the Company believes the most likely worst-case scenario to be short term delays in receiving production inventory.

    The Company anticipates completing its contingency plan by end mid-November, 1999, based on its knowledge at that time. As of this writing, no serious material shortages are anticipated. The Company's most-likely contingency plan is projected to primarily be the ordering of extra production inventory to be received near year-end thereby averting key vendor or transport interruptions going into 2000.

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



                                   PRINTWARE, INC.
                                   Registrant


Date:  October 28, 1999            /s/ THOMAS W. PETSCHAUER

                                   ________________________
                                   Thomas W. Petschauer
                                   EXECUTIVE VICE PRESIDENT
                                   AND CHIEF FINANCIAL OFFICER
                                   (Principal Financial Officer)


Date:  October 28, 1999            /s/ DANIEL A. BAKER

                                   ________________________
                                   Daniel A. Baker, Ph.D.
                                   PRESIDENT
                                   AND CHIEF EXECUTIVE OFFICER
                                   (Principal Executive Officer)