Form 10-K
period 1999-12-31
PRINTWARE INC
filed 2000-03-22
CIK 801529

                           FORM 10-K
                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

[X]  Annual Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

For the year ended December 31, 1999
                                       OR
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

Based upon the $3.25 per share closing sales price of the registrant's common stock as of March 15, 2000, the aggregate value of the shares of Common Stock held by nonaffiliates as of such date was approximately $10,645,560.

Common Stock - 3,275,557 shares outstanding as of March 15, 2000.

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

The following documents are incorporated by reference to the parts indicated of this Annual Report on Form 10-K:


Parts of Annual Report                  Documents Incorporated
  on Form 10-K                             by Reference
_________________________________       ______________________

Part III

   Item 10.  Directors and              Reference is made to the
             Executive Officers         Registrant's definitive proxy
             of the Registrant.         statement ("Proxy Statement"),
                                        which will be filed with the
                                        Securities and Exchange
                                        Commission ("Commission") within
                                        120 days after December 31, 1999.

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

ITEM 1.  BUSINESS.

    Printware designs, builds and markets "Computer-to-Plate" systems used to create printing plates directly from computers or the Internet. Computer-to-Plate systems are referred to as "Platesetters," which replace the traditional process of typesetting, paste-up, camera work and processing film. Computer-to-Plate is a fast-growing segment of the printing equipment market. According to Cahners Economics, forecasted equipment shipments to printers will total $2.7 billion in the year 2000.

    The key benefits of Computer-to-Plate technology are:
     - Internet connectivity
     - Faster turnaround times
     - Lower operating costs due to savings in supplies and labor
     - Electronic job archiving


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

    Printware was organized in 1985 and began deliveries in 1987 of its first product, a high resolution laser printer. In 1988 Printware began selling its first Platesetter, based on electrostatic technology. Printware subsequently expanded its product line with filmsetters. In 1993, however, Printware began to focus exclusively on Computer-to-Plate resulting in a significant improvement in profitability. In 1995, Printware completed development of and began to deliver photographic (silver-halide) Platesetters sold under private label. The Company added a line of lower-cost silver-halide models in 1997 under the "PlateStream" brand name.

    The Company has sold supplies, primarily plate material, for use in its electrostatic Platesetters for many years. Cahners Economics forecasts supplies shipments to printers of $1.9 billion in the year 2000. In late 1999, the Company introduced a new line of digital supplies under the "SilverStream" brand name for use in its newer PlateStream Platesetters.

    In 1999, Printware began selling equipment into the growing Internet-printing market, and developed its own web interface to provide end-to-end integration of the Internet to printing presses (Web-to-press). Internet printing is part of the exploding business-to-business e-commerce space, which Forrester Research estimates will grow to $1.3 trillion by 2003, or more than 90% of the total projected e-commerce market.

CUSTOMERS
    Printware markets its products to a wide range of printers. Nearly half of the largest 20 printers in the US have purchased Printware equipment. The Company also has a growing installed base in small commercial printing establishments.

    The Company has emerged as a leader in business-to-business and business-to-consumer Internet-based printing with customers such as Lason, Inc., Taylor Corp., and Mutual Engraving & Printing Company. Internet printed products include business cards, stationery, invitations, and promotional products.

    Sales to Deluxe Corporation ("Deluxe") accounted for $76,000, $1.23 million and $4.12 million of revenue in 1999, 1998 and 1997, respectively, which constituted 1.6%, 17.0% and 61.8% of 1999, 1998 and 1997 revenue, respectively. Sales to Mitsubishi, principally their private-labeled platesetter, accounted for $196,000, $601,000, and $275,000 of revenue in 1999, 1998 and 1997, respectively, which constituted 4.2%, 3.9% and 3.9% of 1999, 1998 and 1997 revenue, respectively. In 1998 the Company lost Deluxe as a supplies customer and completed its production requirements for Mitsubishi.

    REVENUES FROM DELUXE. The Company has sold both equipment and consumable supplies to Deluxe. In 1994 the Company entered into a purchase agreement with Deluxe under which Deluxe agreed to purchase from the Company a minimum annual amount of electrostatic plate material for each of the years 1995, 1996 and 1997 at a fixed price. At the expiration of that agreement at the end of 1997, this supplies business was eliminated.

PRODUCTS

    The Company's principal products are silver-halide Platesetters and associated service and training. In 1999, the Company began providing Web-to-press systems for Internet-based ordering of printed materials. Late in 1999, the Company introduced its private-label digital plate material and chemistry for its silver-halide Platesetters. The Company also sells service, training, and supplies for its older electrostatic Platesetters.

    WEB-TO-PRESS SYSTEMS. Web-to-press systems allow customers to specify, preview and quickly fulfill printed materials over the Internet. Industry experts expect this area to grow rapidly in the next few years. Printware web-to-press systems include Web interfaces, raster image processors and platesetters.

    SILVER-HALIDE PLATESETTERS. These products use versatile commodity silver-halide plate material for a wide range of printing applications.
A laser "writes" the digital image on the plate; at very high speed and the plate is developed and fixed, similar to black and white photography.
The units have the largest plate capacity in the industry. Finished plates exit the machine into a tray already dried, cut to exact size and press-ready. These units are available with integrated punches compatible with press registration systems. Printware sells these products under its PlateStream brand name. Current PlateStream models include a model for 13.4" wide plates, and the PlateStream 46 for 18" plates. End-user pricing is $40,000 to $80,000 depending on the model and configuration. A model for 18" wide plates is also sold by Mitsubishi under its brand name.

    The Company's Platesetters include raster image processors (RIPs). RIPs convert information from computers or the Internet into digital images which are used by Platesetters to produce printing plates. The Company's RIPs are fully compatible with the industry-standard PostScript language, most popular networks, and Internet protocols. The Company has several RIP models, sold under its "ZAPrip" brand name, using interpreter software from leading developers.

    SUPPLIES. Printware sells supplies for its installed base of older electrostatic Platesetters, consisting primarily of digital electrostatic plate material. This type of Platesetter is no longer a significant part of the Company's product mix. Most of these supplies are sold in the check-printing industry. Weakness in this industry has had a negative impact on supplies sales.

    Late in 1999, the Company introduced and began to ship its private-label "SilverStream" silver-halide plate material and chemistry for use in its PlateStream Platesetter line. This plate material is seen as an integral part of its computer-to-plate business.

MARKETING

    From 1995 to 1997, the Company relied exclusively on Mitsubishi to market the Company's silver-halide Platesetters. In 1997 and 1998, in order to provide lower-priced products to reach a broader market, the Company introduced its PlateStream line of silver-halide Platesetters. The products are sold through graphic arts dealers and Printware's own sales force. In late 1998, Printware established a field-sales force with offices in the New York, Los Angeles and Dallas metropolitan areas. In early 2000 the Company announced distribution agreement with PrintNation.com which claims to be the world's largest supplier of printing equipment and supplies, to distribute the PlateStream through its business-to-business Web site.

With the introduction of SilverStream supplies in late 1999, the Company can now bundle supplies agreements with Platesetter sales, a common industry practice.

LEASING

    The Company has long known that many prospects for its $40,000 to $80,000 Platesetters are more concerned with monthly payment affordability than simply with price. Therefore with the 1997 introduction of the PlateStream products, the Company began offering leases that it financed through leveraging of its strong balance sheet. The Company believes these leases have been instrumental in the successful growth of the PlateStream line, and plans to continue its leasing activities for the foreseeable future.

RESEARCH AND DEVELOPMENT

    In 1999 the Company's research and development focused primarily on improve-ments to its Platesetter PlateStream line. Projects included a software control panel, allowing the platesetter to be "seen" over the Internet or via dedicated line, new punch configurations and software programs to enhance workflow efficiency, including a turnkey scanner system. The Company also began develop-ment of Web-to-press software products to allow printers to seamlessly accept and fulfill customer orders over the Internet.

COMPETITION

    The growth in the Computer-to-Plate business has attracted considerable competition. The Company's competitors and potential competitors are established companies that have significantly greater financial, technical and marketing resources than the Company. There can be no assurance that the Company's competitors will not succeed in developing and marketing products which perform better and are less expensive than the Company's products, or that will render the Company's products and technology obsolete or noncompetitive in other ways. The Company divides its competition into four categories: Internet competition; other Platesetters; plate-enabled film imagers; and supplies competitors.

    OTHER PLATESETTERS. The Company faces significant competition from other silver-halide Platesetters. Management believes the most significant of these competitors include A.B.Dick Company and Purup-Eskofot A/S. The Company believes that its advantages over those products include higher speed, less plate waste, and integrated punching. There are many competitive Platesetters which use metal plates. Most of the competitive devices are relatively expensive and use expensive supplies. Most competitive metal Platesetters are geared towards larger format high-end color printing. Printware's products are focused at mainstream, smaller presses and mid-range quality, which management believes currently accounts for most printing. Management believes it has an advantage in Internet connectivity over the competition, but there can be no assurance that advantage can be sustained.

    INTERNET COMPETITION. There are a number of other companies with Web interface software and Internet technology that compete with the front-ends of Printware's Web-to-Press systems. These companies include Collabria, Inc., iPrint.com., and ImageX.com. Printware believes its Internet technology provides better data integrity than other software, and a more seamless interface to output devices such as platesetters. Management believes Printware is the only company that can provide all elements of Web-to-Press systems including the Internet interface, RIPs, and platesetters.

    FILM IMAGERS. Digital film imagers are used in the traditional multi-step platemaking process being obviated by Platesetters. Several film imager manufacturers are attempting to adapt film imagers to image plates directly.

Competitors in this category include the Agfa division of Bayer Corp., Monotype Systems, Incorporated and ECRM Incorporated. From discussions with customers, the Company believes that such "plate-enabled" film imagers represent a slow, awkward approach compared to the Company's Platesetters. The Company's systems are self-contained, providing so-called "dry-to-dry" operation. The Company's Platesetters are faster than most film imagers and, unlike film imagers, have virtually no plate waste.

    SUPPLIES COMPETITION. Printware's new SilverStream silver-halide plate material faces stiff competition from the industry leader, Mitsubishi, from Agfa and from private labels sourced by Mitsubishi and Agfa. The Company believes its plate material will be very competitive in quality and price, and expects to see this supplies area grow in the foreseeable future. Printware has signif-icant competition for supplies for its electrostatic platesetters from a Japanese paper mill which sells through a U.S. distributor. Printware has addressed the competitive threat with lower prices where appropriate and programs to bundle supplies with support contracts. The Company does not see significant growth potential in this market.

PROPRIETARY RIGHTS

    PATENTS AND TRADE SECRETS. Printware's policy is to attempt to protect its technology by seeking patents, maintaining certain trade secrets and continuing technological innovation. As of December 31, 1999, the Company had rights to 19 patents, consisting of 13 granted to Printware and six licensed from 3M. The 3M patents expire between 2002 and 2004; the royalties which the Company paid to 3M in 1999, 1998, and 1997 for licenses of these patents were not material to the Company. The Company's own patents begin to expire in 2004. In addition to patents, the Company relies on trade secrets and other unpatented proprietary technology. Printware seeks to protect its trade secrets and proprietary know-how with confidentiality agreements with employees and suppliers. There can be no assurance that the Company's patent portfolio will provide a competitive advantage in the future, or that the Company's agreements will adequately protect its trade secrets.

    TRADEMARKS. The Company achieved a registered trademark for the PlateStream mark in 1998 from the U.S. Patent and Trademark office. The Company previously had the ZAPrip mark registered. The Company has applied for a registered trademark for its new silver-halide brand, SilverStream and expects to receive such registration in 2000. The Company believes its registered trademarks may be valuable to developing and protecting its brand name recognition, which in turn may be instrumental in growing its market share.

PRODUCT SUPPLY AGREEMENTS

    The Company has the non-exclusive right to sell silver-halide plate material made by its supplier. The Company has the exclusive right to sell the electro-static plate materials made by its suppliers. The Company has non-exclusive rights to raster image processing software used in the ZAPrip and to the plate processor module used in its silver-halide Platesetters. All of the product supply agreements to which the Company is a party can be canceled by either party under certain circumstances. Such cancellation would seriously jeopardize the Company's ability to provide products that are critical to the Company's revenues.

SUPPLIERS

    The Company has a number of single-source suppliers for materials that are critical to production or use of its products. These include the suppliers of the Company's electrostatic paper and metal plate materials and various chemistries, silver-halide plate material and chemistry, and certain key components used in Platesetters and/or ZAPrip raster image processors. Any significant interruption of supply from any of these vendors would have a material adverse effect on the Company.

MERGER AND ACQUISITION ACTIVITIES

In the past year the Company has initiated business combination discussions with several companies with a goal of augmenting Printware's technology portfolio, broadening its distribution, or enhancing its shareholder value. There can be no assurance that any such mergers or acquisitions will be completed.

ITEM 2.  PROPERTIES

    Printware's manufacturing operation consists of the assembly, integration, testing and quality audits of equipment. The Company purchases all of its supplies and many of the hardware components it uses from third-party vendors, some of which are single-source vendors.

    Printware's offices and manufacturing facility are located at 1270 Eagan Industrial Road, St. Paul, Minnesota. The Company occupies 35,410 square feet pursuant to a lease which expires July 31, 2005 with an option to cancel on July 31, 2003. Management believes that this facility will be adequate for Printware's needs until the expiration of the lease. Monthly rent expense is currently $15,339, plus a pro-rata share of real estate taxes and common area maintenance.

EMPLOYEES

    As of December 31, 1999, Printware had 44 employees, including 43 full-time employees and 1 part-time employee. Of the 43 full-time employees, 14 were in manufacturing, 14 were in marketing, sales and customer service, 9 were in research and development and 6 were in general and administrative functions. Management considers the future success of the Company to be dependent in part upon its continued ability to maintain a highly-skilled workforce and to attract, motivate and retain qualified employees. No Printware employees are covered by collective bargaining agreements and the Company considers its relationship with its employees to be good.

ITEM 3.  LEGAL PROCEEDINGS.

    The Company is involved in various legal actions in the normal course of business. Management is of the opinion that the outcome of such actions will not have a significant effect on the Company's financial position or its results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to security holders during the fourth quarter of 1999.

                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

    The Company's Common Stock is traded on The Nasdaq National Market, under the symbol PRTW. The high and low closing interdealer sales prices for each quarter since trading commenced on July 2, 1996 are as follows: first quarter 1999 high of $3.94 and low of $2.50; second quarter 1999 high of $2.88 and low of $2.13; third quarter 1999 high of $2.59 and low of $2.19; fourth quarter high of $2.34 and low of $1.88; first quarter of 1998 high of $4.00 and low of $3.06; second quarter 1998 high of $4.13 and low of $2.75; third quarter of 1998 high of $3.25 and low of $2.69; fourth quarter high of $3.00 and low of $2.81; first quarter 1997 high of $4.50 and low of $3.875; second quarter 1997 high of $4.25 and a low of $3.125; third quarter 1997 high of $5.00 and low of $3.25; fourth quarter 1997 high of $4.92 and low of $3.25; third quarter 1996 high of $6.63 and low of $4.88; fourth quarter 1996 high of $5.00 and low of $4.50.

    As of December 31, 1999 the Company had approximately 1200 shareholders of record and beneficial shareholders.

    The Company has not paid and does not presently intend to pay any dividends on its Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA.
    The following selected financial information is qualified by and should be read in conjunction with the Company's financial statement and notes thereto included elsewhere in this Annual Report on Form 10-K.

                                                Years Ended December 31,
                                ____________________________________________________________
                                   1999        1998        1997        1996         1995
                                __________  __________  __________  __________  ___________
Statement of Operations Data:
Total revenues                   4,623,356   6,996,621   6,986,162   7,416,035    8,388,148
Cost of revenues                 3,486,424   4,133,932   3,912,367   4,350,696    5,003,956
                                __________  __________  __________  __________   __________
  Gross Profit                   1,136,932   2,862,689   3,073,795   3,065,339    3,384,192

Research and development
  expenses                         686,407     713,169     865,392     789,824      757,131
Selling, general and
  administrative expenses        1,496,696   1,582,057   1,241,823     982,250    1,072,878
                                __________  __________  __________  __________   __________
(Loss) income from operations   (1,046,171)    567,463     966,580   1,293,265    1,554,183
Other income, net                  653,370     802,467     780,289     429,027      261,742
                                __________  __________  __________  __________   __________
(Loss) income before income
  taxes                           (392,801)  1,369,930   1,746,869   1,722,292    1,815,925
Income tax (benefit) expense      (668,101)   (564,141)   (412,100)   (661,112)      22,500
                                __________  __________  __________  __________   __________

Net income                      $  275,300  $1,934,071  $2,158,969  $2,383,404   $1,793,425
                                ==========  ==========  ==========  ==========   ==========
Net income per common share (1)
  Basic                         $      .07  $      .39  $      .44  $      .56   $      .48
                                ==========  ==========  ==========  ==========   ==========
  Diluted                       $      .07  $      .39  $      .44  $      .56   $      .49
                                ==========  ==========  ==========  ==========   ==========
Weighted average common shares
outstanding - Basic              4,163,122   4,913,213   4,875,054   4,226,504    3,626,437
                                ==========  ==========  ==========  ==========   ==========

Weighted average common shares
outstanding (1) - Diluted        4,163,366   4,917,818   4,889,195   4,237,629    3,699,814
                                ==========  ==========  ==========  ==========   ==========

                                                        December 31,
                                ____________________________________________________________
                                   1999        1998         1997        1996         1995
                                __________  __________  __________  ___________   __________
Balance Sheet Data:
Cash and cash equivalents       $   56,469  $  653,696  $  347,819  $  231,708    $2,568,852
Current assets                  11,374,305  15,809,547  15,360,571  14,304,514     5,087,328
Working capital                 10,539,947  14,709,673  14,451,317  12,979,851     4,151,595
Total assets                    15,355,824  18,515,318  16,547,379  14,574,989     5,252,401
Shareholders' equity            14,521,466  17,415,444  15,638,125  13,250,326     4,316,668
    4
(1) EPS was restated for years prior to 1997. See Note 1 to the financial statements for an explanation of the determination of weighted average common shares outstanding.


ITEM 7.                     MANAGEMENT'S DISCUSSION
                   AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

                 RESULTS OF OPERATIONS FOR THE 3 YEARS ENDED
                               DECEMBER 31, 1999

MANAGEMENT'S DISCUSSION AND ANALYSIS

Introduction

    This section summarizes significant factors that affected the operating results and financial condition of Printware, Inc. (the Company) for the three years ended December 31, 1999.

    Statements made in this report concerning the Company's or management's intentions, expectations, or predictions about future results or events are "forward-looking statements" within the meaning of the Private Securities Reform Act of 1995. Such statements are necessarily subject to risks and uncertainties that could cause actual results to vary from stated expectations, and such variations could be material and adverse.

Overall Summary

    In 1999 the Company experienced significantly increased competition for platesetter sales. The primary competitors offer similar, although largely less-capable, platesetters at considerably lower prices made possible by the bundling of lucrative long-term supplies purchase agreements. The Company found itself at a competitive disadvantage since it did not yet have the ability to sell and bundle competitive supplies for its line of PlateStream platesetters.

The Company defined "Supplies" as plate material, liquid chemistry, and other various consumables used in platesetters. "Equipment" is defined as all revenues other than Supplies.

The Company's introduction of its SilverStream-brand Supplies in the fourth quarter of 1999 did not have a material revenue impact in 1999 due to the long sell-cycle of platesetters. Combined with a decline in Equipment sales to former-affiliate Deluxe Corporation, Equipment revenues in 1999 decreased 35% from an exceptionally strong 1998. Supplies sales dropped in 1999 by 30% compared to 1998 entirely due to the loss of business from Deluxe. As a result, affiliate sales were down $1.15 million to 2% of revenues in 1999 from 17% in 1998 and 62% in 1997.

Net income in 1999 was $275,000 including an income tax benefit of $668,000, compared to $1.93 million including an income tax benefit of $564,000 in 1998. Earnings per share was $.07 in 1999, compared to $.39 in 1998. Shareholders' equity decreased to $14.5 million from $17.4 million in 1998, entirely due to the buyback of all of Deluxe's shares in 1999 for $3.02 million. Book value per share increased to $4.44 compared to $3.60 in 1998.

Results Of Operations
    The table shown below summarizes the percentage of revenues for various items for the periods indicated.

                                              Years Ended December 31,
                                       _____________________________________
                                         1999           1998           1997
                                       _______        _______        _______

Equipment revenues                        73.5%          75.0%          39.4%
Supplies revenues                         26.5           25.0           60.6
                                       _______        _______        _______
Total revenues                           100.0          100.0          100.0
Cost of revenues                          75.4           59.1           56.0
                                       _______        _______        _______
Gross margin                              24.6           40.9           44.0
Research and development                  14.8           10.2           12.4
Selling, general and administrative       32.4           22.6           17.8
                                       _______        _______        _______
(Loss) income from operations            (22.6)           8.1           13.8
Other income, net                         14.1           11.5           11.2
                                       _______        _______        _______
(Loss) income before income taxes         (8.5)          19.6           25.0
Income taxes benefit                     (14.4)          (8.0)          (5.9)
                                       _______        _______        _______
Net income                                 5.9%          27.6%          30.9%
                                       =======        =======        =======

    Revenues--Total 1999 revenues was $4.62 million compared to $7.00 million in 1998 and $6.99 million in 1997. Combined with the loss of Deluxe Supplies business, increased competition in the platesetter market resulted in Equipment sales of 74% of revenues, compared to 75% in 1998 and 39% in 1997. Due to Mitsubishi's buying pattern, there were no 1999 revenues from their private-label platesetter compared to 6% of revenues in 1998 and 4% in 1997. From the loss of the Deluxe business, Supplies revenues in 1999 were down 30% compared to 1998, which in turn were down 59% from 1997. Supplies increased slightly to 27% of 1999 revenues compared to 25% in 1998 and 61% in 1997.

    Gross margin--Gross margin was 25% in 1999 compared to 41% in 1998 and 44% in 1997. Increased price competition, fixed costs of PlateStream production geared to higher capacity, and inventory write-downs primarily for replacement parts for earlier-generation platesetters determined to be excess due to the reliability of those platesetters all contributed to the lower gross margin.

    Research and development (R&D)--R&D expenses in 1999 decreased $27,000 or 4% from 1998, which in turn showed a decrease of $152,000 or 18% from 1997. The decreased expenses in 1999 were due to reduced design activity compared to prior years' completion of the design of key PlateStream models. The decrease was partially offset by software development to enable future Web-to-Press product offerings.

    Selling, general and administrative (SG&A)--SG&A expenses in 1999 decreased $85,000 or 5% from 1998 after an increase of $340,000 or 27% over 1997. The decrease was primarily due to the lack of executive incentive compensation in 1999. Selling expenses primarily from investment spending on PlateStream marketing and sales activities in 1999 increased $86,000 over 1998 following a $241,000 increase over 1997.

    Other income--Other income in 1999 was interest of $653,000 compared to $802,000 in 1998 and $780,000 in 1997. The decrease in 1999 was primarily due to the use of $3.02 million to buy back the Deluxe stock and the continued financing of additional PlateStream leases. Interest from these leases is classified as operating income. The 1998 increase was mostly due to interest on growth in cash and investments.

    Income tax benefit--The Company recorded income tax benefits of $668,000, $564,000, and $412,000 in 1999, 1998, and 1997, respectively. The tax benefits were due to reductions of the valuation allowance on deferred tax assets relating primarily to its net operating losses incurred prior to 1994. At December 31, 1999 there is no valuation allowance on the deferred tax asset as management believes that it is more likely than not that the tax benefits will be realized in the future.

    Net income--Net income was $275,000, compared to $1.93 million in 1998 and $2.16 million in 1997. The decrease in 1999 was mostly due to the decrease in revenues and interest income, to excess parts inventory write-downs, and to increased investment spending in marketing and sales to expand PlateStream/SilverStream sales in 1999 and beyond.

Financial Condition

    Liquidity--Cash used in operating activities was $381,000 in 1999, compared to cash provided by operating activities of $1.47 million in 1998 and $1.48 million in 1997. The Company increased its long-term investment in PlateStream leases by an additional $1.71 million in 1999, compared to $1.58 million in 1998. Due primarily to the Deluxe stock buyback, working capital was $10.5 million at December 31, 1999 compared to $14.7 million at December 31, 1998.

    Capital resources--The Company had no long-term debt or lines of credit as of December 31, 1999 as it believes its working capital is adequate to meet its current needs.

    Outlook--The Company foresees the positive impact of SilverStream supplies in 2000 and beyond will facilitate a renewed growth in its Equipment and Supplies revenues. Success of PlateStream sales is seen as central to the Company's future revenues and profitability. The growing PlateStream installed base will also generate growing aftermarket SilverStream supplies and service revenues. The Company plans over the next several years to continue to significantly increase its investment spending to expand PlateStream distribution, and to add new products using incremental innovation. The Company will continue aiding PlateStream and PlateJet sales by offering attractive leases that leverage the Company's strong balance sheet. The resulting sales-type leases will be recognized as revenue as if purchases had occurred, with the interest received over the multi-year leases recognized as operating revenues.

Year 2000 (Y2K)

    The Year 2000 problem was predicted to cause many computer-related malfunctions because of year "00" would be taken to mean year 1900 rather than year 2000. In 1999 the Company continued to investigate Y2K compliance in its platesetter products, business computer systems (Information Technology or IT), production equipment, and non-IT systems.

    The Company's Y2K readiness work resulted in no known Y2K-related problems in its products, production system, IT system, or supply chain. We affirmed current platesetter products were Y2K compliant, though some produced from 1993 through 1996 may be noncompliant; the central IT system was certified
Y2K compliant by a third party and was so tested by the Company; production equipment does not use dates to control operations; compliance assessments of the non-IT systems were completed; statements of compliance were received from key software vendors. The Company assessed and remedied compliance with personal-productivity PCs and applications, the non-IT systems, and of ancillary software packages for sale. The Company also surveyed significant vendors and assessed the responses for a Y2K contingency plan. The Company spent approximately $50,000 in 1999 on Y2K.

    Although the Company at this time is not aware of a significant impact on its financial position, results of operations, and cash flows due to Y2K, there can be no assurance that a latent Y2K problem will not have a corresponding adverse effect on the Company.

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


                            QUARTERLY RESULTS OF OPERATIONS
                                     (UNAUDITED)

                       FIRST       SECOND        THIRD       FOURTH
                      QUARTER      QUARTER      QUARTER      QUARTER
                      _______      _______      _______      _______
    1999
Revenue               $   920      $ 1,266      $ 1,355      $ 1,082
Cost of Revenues          584          741          981        1,180
                      _______      _______      _______      _______
Gross Profit              336          525          374          (98)
Operating (Loss)Income   (291)         (84)        (130)        (541)
                      _______      _______      _______      _______
Net (Loss) Income     $   (97)     $   101      $    21      $   250
                      =======      =======      =======      =======
Per Share-Basic       $  (.02)     $   .02      $   .01      $   .08
                      =======      =======      =======      =======
Average Shares
Outstanding             4,835        4,842        3,681        3,269
                      =======      =======      =======      =======

    1998
Revenue               $ 1,675      $ 1,721      $ 1,767      $ 1,834
Cost of Revenues          925          975        1,066        1,169
                      _______      _______      _______      _______
Gross Profit              750          746          701          665
Operating Income          166          168          153           80
                      _______      _______      _______      _______
Net Income            $   366      $   389      $   347      $   832
                      =======      =======      =======      =======
Per Share-Basic       $   .07      $   .08      $   .07      $   .17
                      =======      =======      =======      =======
Average Shares
Outstanding             4,915        4,922        4,922        4,886
                      =======      =======      =======      =======

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
    Not applicable


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    See Financial Statements and Notes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    There have been no changes in, or disagreements with, the accountants for the Company which require reporting under Item 9.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by Item 10 is incorporated herein by reference to the sections entitled "Item 1: Election of Directors" contained in the Company's proxy statement to be filed with the Securities and Exchange Commissions (the "Commission") within 120 days of December 31, 1999 (the "Proxy Statement").

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    No Current Reports on Form 8-K were filed by the Company during the fourth quarter ended December 31, 1999.

Exhibits
   Exhibit 23.  Independent Auditors' Consent

   Exhibit 27.  Financial Data Schedule

                          PRINTWARE, INC.

                            SIGNATURES

     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     PRINTWARE, INC.
                                     Registrant

Date:  March 22, 2000            /s/ DANIEL A. BAKER
                                     ________________________
                                     Daniel A. Baker
                                     PRESIDENT
                                     & CHIEF EXECUTIVE OFFICER
                                     (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant on the dates in the capacities indicated.


    Name                          Title                         Dates
    _____________________         _______________               ______________

/s/ Daniel A. Baker               President & Chief             March 22, 2000
 -  --------------------------    Executive Officer
    Daniel A. Baker               (Principal Executive Officer) ______________

/s/ Thomas W. Petschauer          Executive Vice President      March 22, 2000
 -  --------------------------    & Chief Financial Officer
    Thomas W. Petschauer          (Principal Financial Officer) ______________

/s/ Allen L. Taylor               Director of the Board         March 22, 2000
 -  --------------------------                                  ______________
    Allen L. Taylor

/s/ Michael C. Berg               Director of the Board         March 22, 2000
 -  --------------------------                                  ______________
    Michael C. Berg

/s/ Victor H. Weiss               Director of the Board         March 22, 2000
 -  --------------------------                                  ______________
    Victor H. Weiss

/s/ Brian D. Shiffman             Secretary                     March 22, 2000
 -  --------------------------                                  ______________
    Brian D. Shiffman

/s/ Cordell E. Lomen              Controller                    March 22, 2000
 -  --------------------------                                  ______________
    Cordell E. Lomen


INDEPENDENT AUDITORS' REPORT

To The Board of Directors and Shareholders of Printware, Inc.:

We have audited the accompanying balance sheets of Printware, Inc. (the Company) as of December 31, 1999 and 1998 and the related statements of operations and comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Printware, Inc. at December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.




Deloitte & Touche LLP
________________________

Minneapolis, Minnesota
January 24, 2000

                            PRINTWARE, INC.
                            BALANCE SHEETS
                      DECEMBER 31, 1999 and 1998
                                               December 31,      December 31,
                                                  1999              1998
                  ASSETS                       ____________      ___________
CURRENT ASSETS:
  Cash and cash equivalents                    $    56,469       $   653,696
  Investments                                    7,491,929        11,529,160
  Receivables                                      444,652           794,568
  Lease receivables - current                      757,074           407,220
  Inventories                                    2,142,283         2,162,019
  Prepaid expenses                                  55,832            19,322
  Deferred income taxes                            426,066           243,562
                                               ___________       ___________
Total current assets                            11,374,305        15,809,547

PROPERTY AND EQUIPMENT, net of accumulated
 depreciation and amortization                     185,807           217,000

INTANGIBLE ASSETS, net of accumulated
 amortization                                       21,761            24,919
LEASE RECEIVEABLES--LONG TERM                    1,716,552         1,002,852
DEFERRED INCOME TAXES                            2,057,399         1,461,000
                                               ___________       ___________
TOTAL ASSETS                                   $15,355,824       $18,515,318
                                               ===========       ===========
                  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                             $   392,157       $   487,582
  Accrued expenses                                 407,367           540,737
  Deferred revenues                                 34,834            71,555
                                               ___________       ___________
    Total current liabilities                      834,358         1,099,874

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred Stock, no specified par value;
   1,000,000 shares authorized;
   none issued and outstanding                          --                --

  Common Stock, no par value, authorized
   15,000,000 shares: issued and outstanding
   3,269,494 and 4,834,516 shares at
   December 31, 1999, and 1998, respectively    19,030,731        22,001,144
  Accumulated deficit                           (4,445,726)       (4,721,026)
  Unearned compensation on stock options                --              (410)
  Accumulated other comprehensive income (losses)  (63,539)          135,736
                                               ___________       ___________
    Total shareholders' equity                  14,521,466        17,415,444
                                               ___________       ___________
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $15,355,824       $18,515,318
                                               ===========       ===========

See notes to financial statements.

                              PRINTWARE, INC.
            STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
               YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                               Years Ended December 31
                                       ____________________________________
                                          1999         1998         1997
                                       __________   __________   __________
REVENUES                                4,623,356    6,996,621    6,986,162
COST OF REVENUES                        3,486,424    4,133,932    3,912,367
                                       __________   __________   __________
GROSS MARGIN                            1,136,932    2,862,689    3,073,795

OPERATING EXPENSES:
  Research and development                686,407      713,169      865,392
  Selling, general and administrative   1,496,696    1,582,057    1,241,823
                                       __________   __________   __________
    Total                               2,183,103    2,295,226    2,107,215
                                       __________   __________   __________
(LOSS) INCOME FROM OPERATION           (1,046,171)     567,463      966,580
OTHER INCOME (EXPENSE):
  Interest and other income               653,370      802,467      780,289
                                       __________   __________   __________
(LOSS) INCOME BEFORE INCOME TAXES        (392,801)   1,369,930    1,746,869
INCOME TAX BENEFIT                        668,101      564,141      412,100
                                       __________   __________   __________

NET INCOME                             $  275,300   $1,934,071   $2,158,969
                                       ==========   ==========   ==========

EARNINGS PER SHARE - BASIC AND DILUTED $      .07   $      .39   $      .44
                                       ==========   ==========   ==========

OTHER COMPREHENSIVE INCOME (LOSS),
BEFORE TAX:
Unrealized (loss) gain on securities:
  Unrealized holding (loss)gains
   arising during period               $ (291,474)  $   21,458   $   46,911
  Less reclassification adjustment for
   (loss) gain included in net income     (15,103)          --           --
                                       __________   __________   __________

OTHER COMPREHENSIVE (LOSS) INCOME
 BEFORE INCOME TAXES                     (306,577)      21,458       46,911

INCOME TAX BENEFIT (EXPENSE) RELATED TO
 ITEMS OF OTHER COMPREHENSIVE INCOME      107,302       (7,511)     (16,415)
                                       __________   __________   __________

OTHER COMPREHENSIVE (LOSS) INCOME
 NET OF TAX                            $ (199,275)  $   13,947   $   30,496

                                       ==========   ==========   ==========

COMPREHENSIVE INCOME                   $   76,025   $1,948,018   $2,189,465
                                       ==========   ==========   ==========

See notes to financial statements.

                                             PRINTWARE, INC.
                                    STATEMENTS OF SHAREHOLDERS' EQUITY
                               YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                                                     Unearned      Accumulated
                                                                   compensation       other
                             Common Stock           Accumulated     on stock      comprehensive
                           Shares       Amount        deficit       options       income (loss)
                         _________    ___________   ____________   ____________  ______________
BALANCE AT 12/31/96      4,850,694     21,984,596     (8,814,066)       (11,497)         91,293
Shares issued pursuant
 to employee stock
 purchase plan              18,943         51,757             --             --              --
Shares issued pursuant
 to exercise of
 stock options              40,302        123,587             --             --              --
Shares issued pursuant
 to exercise of warrants     5,000         15,000             --             --              --
Stock option compensation
 earned                         --             --             --          7,990              --
Unrealized gain on
 available-for-sale
 securities, net of tax         --             --             --             --          30,496
Net income                      --             --      2,158,969             --              --
                        __________    ___________    ___________   ____________   _____________
BALANCE AT 12/31/97      4,914,939     22,174,940     (6,655,097)        (3,507)        121,789

Shares issued pursuant
 to employee stock
 purchase plan              29,822         74,255             --             --              --
Shares redeemed and
 retired                  (110,245)      (248,051)            --             --              --
Stock option
 Compensation earned            --             --             --          3,097              --
Unrealized gain on
 available-for-sale
 securities, net of tax         --             --             --             --          13,947
Net income                      --             --      1,934,071             --              --
                        __________    ___________    ___________   ____________    ____________
BALANCE AT 12/31/98      4,834,516    $22,001,144    $(4,721,026)  $       (410)   $    135,736

Shares issued pursuant
 to employee stock
 purchase plan              22,668         46,198             --             --              --
Shares redeemed and
 retired                (1,587,690)    (3,016,611)            --             --              --
Stock option
 Compensation earned            --             --             --            410              --
Unrealized loss on
 available-for-sale
 securities, net of tax         --             --             --             --        (199,275)
Net income                      --             --        275,300             --              --
                        __________    ___________    ___________   ____________    ____________
BALANCE AT 12/31/99      3,269,494    $19,030,731    $(4,445,726)  $         --    $    (63,539)
 .                        ==========    ===========    ===========   ============    ============


See notes to financial statements.

                            PRINTWARE, INC.
                        STATEMENTS OF CASH FLOWS
             YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                             Years Ended December 31,
                                      _______________________________________
                                         1999          1998          1997
                                      ___________   ___________   ___________

OPERATING ACTIVITIES:
Net income                            $   275,300   $ 1,934,071   $ 2,158,969
Adjustments to reconcile net income
  to net cash provided by
  operating activities:
  Depreciation and amortization            69,415        61,187        56,913
  Provision for bad debts                   6,000        12,000        10,000
  Provision for inventory write-downs     431,000        83,000       109,000
  Stock option compensation earned            410         3,097         7,990
  Gain on sale of available-for-sale
    securities                            (15,103)           --            --
  Deferred income taxes                  (778,903)     (590,141)     (450,000)
  Changes in operating assets and
    liabilities:
    Receivables                           343,916        80,291       263,524
    Inventories                          (411,264)     (303,385)     (287,839)
    Prepaid expenses                      (36,510)       (4,473)       25,185
    Accounts payable                      (95,425)       30,382       (64,286)
    Accrued expenses                     (133,370)      128,720       (41,432)
    Deferred revenues                     (36,721)       31,518      (309,691)
                                      ___________   ___________   ___________
  Net cash (used in) provided by
    operating activities                 (381,255)    1,466,267     1,478,333

INVESTING ACTIVITIES:
  Purchases of available-for-sale
    securities                         (1,949,196)   (2,115,865)   (2,521,355)
  Maturities and sales of available-
    for-sale securities                 5,802,255     2,468,313     1,259,363
  Increase in sales-type leases        (1,714,674)   (1,583,838)     (254,280)
  Payments on sales-type leases           651,120       384,859        43,187
  Purchases of property and equipment     (35,064)     (140,063)      (79,481)
                                       ___________   ___________   ___________
  Net cash provided by (used in)
    investing activities                2,754,441      (986,594)   (1,552,566)

FINANCING ACTIVITIES:
  Proceeds from issuance of
    Common Stock                           46,198        74,255       190,344
  Common Stock redeemed and retired    (3,016,611)     (248,051)           --
                                      ___________   ___________   ___________
  Net cash (used in) provided by
    financing activities               (2,970,413)     (173,796)      190,344
                                      ___________   ___________   ___________
NET (DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS                   (597,227)      305,877       116,111

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                       653,696       347,819       231,708
                                      ___________   ___________   ___________
CASH AND CASH EQUIVALENTS,
  END OF YEAR                         $    56,469   $   653,696   $   347,819
                                      ===========   ===========   ===========
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Cash paid during the period for:
  Income taxes                        $        --   $    34,100   $    35,900
                                      ===========   ===========   ===========

See notes to financial statements.

                                 PRINTWARE, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND
1997

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
Printware, Inc. (Printware or the Company) designs, builds and markets "computer-to-plate" systems that are used by the offset printing industry to create printing plates directly from computer data. These systems replace the traditional process of typesetting, paste-up, camera work and processing film to produce a printing plate.

Revenue Recognition
Revenue for equipment and supplies sales is recognized at the time of shipment to customers. Revenue from sales-type leases is recognized at the time of customer acceptance. Revenue from development projects and their related costs is recognized as the work is performed. Revenue related to installation, training and support is recognized when the services are performed. Revenue from development projects, installation, training and support is less than 10% of total revenues for the years ended December 31, 1999, 1998 and 1997.

Earnings Per Share
In 1997 the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings Per Share. SFAS 128 requires the disclosure of Basic and Diluted Earnings per Share (EPS). Basic EPS is calculated using income available to common shareholders divided by the weighted average number of common shares outstanding during the year. Diluted EPS is similar to Basic EPS except that the weighted average number of common shares outstanding is increased to give effect to all dilutive potential common shares that were outstanding during the period (see Table 1.1 below).

                                              1999            1998            1997
                                          ___________     ___________     ___________
Income available to common shareholders   $   275,300     $ 1,934,071     $ 2,158,969
                                          ===========     ===========     ===========
Weighted average shares outstanding         4,163,122       4,913,213       4,875,054
                                          ===========     ===========     ===========
Basic EPS                                 $       .07     $       .39     $       .44
                                          ===========     ===========     ===========

Weighted average shares outstanding         4,163,122       4,913,213       4,875,054
Dilutive shares issuable from stock
  options                                         244           4,605          14,141
                                           __________     ___________      __________
Total shares                                4,163,366       4,917,818       4,889,195
                                          ===========     ===========      ==========
Diluted EPS                               $       .07     $       .39     $       .44
                                          ===========     ===========     ===========

Combined options and warrants to purchase 854,138 685,638, and 506,924 shares of Common Stock at exercise prices ranging from $2.38 to $7.20 were out-standing during 1999, 1998 and 1997, respectively, but were not included in the computation of the Diluted EPS because the exercise prices of the options and warrants were greater than the average market price of the common shares.

Cash Equivalents
Cash equivalents consist primarily of investments in commercial paper and certificates of deposit, which have original maturities of three months or less.

Investments
The Company classifies and accounts for debt and equity securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company's entire portfolio is classified as available for sale; thus, securities are recorded at fair market value and any associated unrealized gain or loss, net of tax, is included as a separate component of shareholders' equity, "Accumulated other comprehensive income
(loss)." Gains or losses on securities are computed based on the cost of the specific securities sold. Amortized costs and market values on available-for-sale securities at December 31, 1999 and 1998 are summarized as follows:

                                         1999
-------------------------------------------------------------------------------
                                          Gross          Gross
                          Amortized     Unrealized     Unrealized     Market
Description                  Cost          Gain           Loss         Value
_____________________    ___________    __________    __________    ___________

Corporate Bonds          $ 6,126,407    $  12,554     $ (104,806)   $ 6,034,155
Municipal & Agency Bonds   1,168,338           --         (5,500)     1,162,838
Other                        294,936           --             --        294,936
                         ___________    _________     __________    ___________
Totals                   $ 7,589,681    $  12,554     $ (110,306)   $ 7,491,929
                         ===========    =========     ==========    ===========

                                         1998
-------------------------------------------------------------------------------
                                          Gross          Gross
                          Amortized     Unrealized     Unrealized     Market
Description                  Cost          Gain           Loss         Value
_____________________    ___________    __________    __________    ___________

Corporate Bonds          $10,145,121    $ 185,170     $   (6,509)   $10,323,782
Municipal & Agency Bonds   1,175,214       30,164             --      1,205,378
                         ___________    _________     __________    ___________
Totals                   $11,320,335    $ 215,334     $   (6,509)   $11,529,160
                         ===========    =========     ==========    ===========

Maturities of available-for-sale securities at December 31, 1999 and 1998 are as follows:


                                               1999                1998
                                            Fair Market         Fair Market
Description                                   Value               Value
_____________________                       ___________         ___________
Less than 1 Year                            $ 1,791,686         $ 2,018,500
From 1 to 5 Years                             5,700,243           9,510,660
                                            ___________         ___________
Total                                       $ 7,491,929         $11,529,160
                                            ===========         ===========

Credit Risk
The Company generally does not require collateral for its trade accounts receivable. The Company manages credit risk by regularly evaluating creditworthiness of its customers. Accounts receivable for which collect-ibility is not assured are reserved for through establishment of an allowance for doubtful accounts. Customer accounts considered by management to be uncollectible are written off.

In 1997 the Company introduced a lease-sale program whereby creditworthy customers were allowed to purchase platesetter equipment for $1 at the end of up to 60 month sales-type leases. This program continued during 1998 and 1999.

Inventories
Inventories are valued at the lower of cost (determined on a first-in, first -out basis) or market. Inventories are periodically reviewed for obsolescence or surplus stock. Items considered obsolete or surplus are written down to estimated net realizable value. The Company recorded inventory write-downs of $431,000, $83,000 and $109,000 at December 31, 1999, 1998 and 1997,
respectively.

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

Intangible Assets
Intangible assets are recorded at cost and are being amortized on a straight-line basis over 2-5 years for license rights and 17 years for patents.

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

Reclassifications
Certain reclassifications were made to the 1998 and 1997 financial statements to conform to the classifications used in 1999. These reclassifications had no effect on the net income or shareholders' equity as previously reported.

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

Recently Issued Accounting Standards
In August 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and hedging activities and is effective for the Company's year ending December 31, 2001. Management believes that adoption of this statement will not have a material impact on its financial condition or results of operations.

2.  DETAILS OF SELECTED BALANCE SHEET ACCOUNTS AT DECEMBER 31:

                                           1999                     1998
                                       ___________              ___________

Receivables:
Trade                                  $   377,513              $   668,630
Interest                                   116,722                  168,062
Employees                                    1,281                    2,741
Allowance for doubtful accounts            (50,864)                 (44,865)
                                       ___________              ___________
Total receivables                      $   444,652              $   794,568
                                       ===========              ===========

Inventories:
Raw materials                          $ 1,352,694              $ 1,210,327
Work-in-process                            236,534                  387,357
Finished goods                             553,055                  564,335
                                       ___________              ___________

Total inventories                      $ 2,142,283              $ 2,162,019
                                       ===========              ===========

Property and Equipment:
Office equipment                       $   511,078              $   488,894
Software                                   108,107                  108,107
Machinery and equipment                    321,831                  310,051
Leasehold improvements                     126,207                  125,107
Tooling and spares                         337,661                  337,661
Motor vehicles                              23,708                   23,708
                                        __________              ___________
Total property and equipment             1,428,592                1,393,528
Less accumulated depreciation and
 amortization                           (1,242,785)              (1,176,528)
                                        __________              ___________
Net property and equipment             $   185,807              $   217,000
                                       ===========              ===========

Intangible Assets:
License rights                         $   560,020              $   560,020
Patents                                     53,701                   53,701
                                       ___________              ___________
Total intangible assets                    613,721                  613,721
Less accumulated amortization             (591,960)                (588,802)
                                       ___________              ___________
Net intangible assets                  $    21,761              $    24,919
                                       ===========              ===========

Accrued Expenses:
Accrued payroll and related            $    50,176              $    45,040
Accrued vacation and benefits              187,223                  173,740
Accrued professional services               48,000                  221,174
Accrued warranty reserve                    45,765                   45,142
Accrued income taxes                        28,169                   24,669
Accrued other                               48,034                   30,972
                                       ___________              ___________
Total accrued expenses                 $   407,367              $   540,737
                                       ===========              ===========

3. SHAREHOLDERS' EQUITY
The authorized stock of the Company is stated as 15,000,000 shares of Common Stock, no par value and 1,000,000 shares of Preferred Stock, no specified par value. The Company's Board of Directors may designate any series and fix any relative rights and preferences of the Preferred Stock. There were no shares of Preferred Stock issued or outstanding at December 31, 1999 or 1998.

During 1999 and 1998 no employees exercised their stock options. In the year ended December 31, 1997, certain employees exercised stock options and purchased a total of 40,302 shares of Common Stock at $3.00 per share.

In July 1999 the Company purchased and retired 1,587,690 shares of the Company's stock from a shareholder for $1.90 a share.

In November 1998 the Company purchased and retired 110,245 shares of the Company's stock from a shareholder for $2.25 per share.

Stock Options
On April 25, 1996 the Company's shareholders approved, and on April 16, 1998 approved an amendment to, a stock option plan (the 1996 Stock Plan) which provides for the granting of options and restricted stock to certain officers, employees, directors and consultants to purchase up to 500,000 shares (1,000,000 as amended) of Common Stock. The 1996 Stock Plan also provides for the automatic grant of an option for 1,000 shares (5,000 shares as amended) of the Company's Common Stock, exercisable for a period of five years, to each non-employee director, upon the adoption of the 1996 Stock
Plan and upon the election or reelection as a member of the Board of Directors. Such Board of Directors options will be issued with an exercise price equal to the fair market value of the Common Stock on the date the option is granted. Under this plan the Company has issued options to purchase 20,000, 20,000 and 3,000 shares under the plan for the years ended December 31, 1999, 1998 and 1997, respectively.

The Company's prior incentive stock option plans provided that stock options to purchase an aggregate of 375,000 shares of Common Stock may be granted to certain officers and employees. The exercise price could not be less than 100% of the fair market value of the Common Stock on the date the option was granted. No additional options under the Company's prior plans will be granted. All options become exercisable either 100% on the date of grant, 100% one year after the date of grant, or 100% three years after the date of grant. All of these options expire either five, six or ten years from the date of grant. Table 3.1 summarizes stock option activity during the years ended December 31, 1999, 1998 and 1997. Table 3.2 summarizes stock options outstanding at December 31, 1999.

The estimated fair value of options granted during 1999, 1998 and 1997 were $3.03, $3.14 and $5.06, respectively. The Company applies Accounting Principles Board Opinion No. 25 (APB 25) and related interpretations in accounting for its stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with SFAS No. 123, the Company's net income and earnings per share for the years ended December 31, 1999, 1998 and 1997 would have been reduced to the pro forma amounts indicated in Table below

Stock option activity during the years ended December 31:


                             1999                     1998                        1997
                      _____________________    ______________________     _____________________
                                 Wgtd. Avg.               Wgtd. Avg.                 Wgtd. Ave.
                      Shares     Exer.Price     Shares    Exer. Price      Shares   Exer. Price
                      _______    __________    ________   ___________     ________  ___________

Outstanding at
  beginning of year   565,638    $     4.66     386,924   $      5.38      337,440  $      5 15
  Granted             180,500          3.03     192,550          3.14       95,870         5.06
  Canceled            (10,800)         2.91     (13,836)         3.39       (6,084)        3.83
  Exercised                 0             0           0             0      (40,302)        3.00
                      _______    __________    ________   ___________     ________   __________
Outstanding at
  end of year         735,338    $     4.29     565,638   $      4.66      386,924  $      5.38
                      =======    ==========    ========   ===========     ========  ===========
Options exercisable
  at year end         449,232    $     4.94     314,120   $      5.23      212,079  $      5.28
                      =======    ==========    ========   ===========     ========  ===========

The following table summarizes information about stock options outstanding at December 31, 1999:


               Options       Wgtd. Avg.                        Options
Exercise     Outstanding     Contractual      Wgtd. Avg.     Exercisable      Wgtd. Avg.
 Prices      at 12/31/99     Life (Yrs.)     Exer. Price     at 12/31/99     Exer. Price
________     ___________     __________      ___________     ___________     ___________

$  2.00            1,200           5.71      $      2.00               0     $      2.00
   2.38            8,300           5.46             2.38               0            2.38
   2.66           20,000           4.33             2.66          20,000            2.66
   2.88           17,450           4.48             2.88          12,483            2.88
   3.00           47,718           3.29             3.00          47,718            3.00
   3.13          297,200           6.91             3.13          49,731            3.13
   3.88           13,000           2.73             3.88          13,000            3.88
   5.13           90,470           5.48             5.13          66,300            5.13
   6.00          240,000           2.83             6.00         240,000            6.00
             ___________     __________      ___________     ___________     ___________
                 735,338           4.85      $      4.29         449,232     $      4.94
             ===========     ==========      ===========     ===========     ===========

The fair value of options granted under the Company's stock option plans during 1999, 1998 and 1997 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: no dividend yield, expected volatility of 22% to 72%, risk-free interest rates between 4.2% and 6.7% and expected lives between 5 and 10 years, as shown in below:


Summary of pro forma net income (loss), earnings (loss) per share and Black-
Scholes model results.

                                    1999         1998           1997
                                ___________   ___________    ___________
  Net income (loss)
   As reported                  $   275,300   $ 1,934,071    $ 2,158,969
   Pro forma                        (43,237)    1,664,454      1,821,742

  Basic and Diluted earnings (loss) per share:
   As reported                  $       .07   $       .39    $       .44
   Pro forma                           (.01)          .34            .37


  Black-Scholes results
   Dividend yield                      None          None           None
   Expected volatility                42.4%         25.4%          72.0%
   Risk-free interest rate             5.0%          5.5%           6.7%
   Expected life of options        9.1 years     9.0 years       9.5 years


Warrants
In connection with the Company's initial public offering, the Representative of the Underwriters was granted warrants to purchase up to 120,000 shares of Common Stock at $7.20 per share, exercisable commencing July 2, 1997 and expiring July 2, 2001, none of which have been exercised.

1996 Employee Stock Purchase Plan
The Company's 1996 Employee Stock Purchase Plan (the "Stock Purchase Plan") was adopted on April 25, 1996 and provides for the issuance of up to 100,000 shares of Common Stock. With certain exceptions, all employees of the Company who have been employed by the Company for at least six months and who are employed at least 20 hours per week and at least five months per year, including officers and directors who are employees, are eligible to participate in the Stock Purchase Plan. The Stock Purchase Plan consists of periodic offerings for a period determined by a stock purchase committee appointed by the Board of Directors, but not to exceed 27 months. An employee may elect to have up to a maximum of 10% deducted from his or her regular salary for the purpose of purchasing shares under the Stock Purchase Plan. The price at which the employee's shares are purchased is the lower of (a) 85% of the closing price of the Common Stock on the day that the offering commences or (b) 85% of the closing price of the Common Stock on the day that the offering terminates. In 1999, 1998 and 1997, the Company issued 22,668, 29,822 and 18,943 shares, respectively, under the Stock Purchase Plan.

4. LEASES
During 1998 the company renewed its lease of its office and manufacturing space totaling 35,410 square feet. The lease expires on July 31, 2005. The company is also responsible for all taxes, utilities and assessments. Rent expense for all leases was $182,000, $124,000, and $84,000 for the years ended December 31, 1999, 1998 and 1997, respectively. At December 31, 1999 future minimum lease payments due in the next five years, excluding taxes and utilities, are as follows:


                  Year               Payments
                  _____             __________

                  2000              $  184,063
                  2001                 184,063
                  2002                 184,063
                  2003                 184,063
                  2004                 184,063
               Thereafter              138,595
                                     _________
                                    $1,058,910
                                    ==========

5. LEASE RECEIVABLES
In 1999 the company increased its efforts in leasing equipment under sales-type lease agreements. At December 31, 1999 and 1998 the lease receivable balances were as follows:

                                                       1999           1998
                                                   ___________     ___________

Payments to be received under sales-
  type leases                                       $2,806,845     $1,636,612
Unearned income                                       (333,219)      (226,540)
Current portion                                       (757,074)      (407,220)
                                                    __________     __________
Lease receivables-long term                         $1,716,552     $1,002,852
                                                    ==========     ==========

Minimum future rentals due on lease receivables at December 31, 1999 are summarized below:

         Year Ending
         December 31,              Rentals
         ___________             __________
          2000                      757,074
          2001                      733,266
          2002                      648,026
          2003                      464,902
          2004                      188,592
          2005                       14,985
                                 __________
               Total             $2,806,845
                                 ==========

6. DEFERRED REVENUES
The Company has certain contracts with customers concerning services to be performed in future years. At December 31, 1999 and 1998 the balance was $34,834 and $71,555, respectively.

7. MAJOR CUSTOMERS AND EXPORT REVENUES

Revenues from one nonaffiliate customer amounted to $471,000 (10.2%), $601,000 (8.6%), and $275,000 (3.9%), for the years ended December 31, 1999,
1998 and 1997, respectively. No other nonaffiliate customer accounted for 10% or more of total revenues for these periods.

The company's export revenues did not exceed 10% of total revenues for the years ended December 31, 1999, 1998 and 1997.

8. INCOME TAXES
The Company records income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. For income tax purposes, the Company had net operating loss carryforwards of approximately $5,600,000 as of December 31, 1999. If not used, these carryforwards will begin to expire in 2004. Under the Tax Reform Act of 1986, certain future changes in ownership resulting from the sale or issuance of stock may limit the amount of net operating loss carryforwards which can be utilized on an annual basis.

Deferred tax assets and liabilities represent temporary differences between the basis of assets and liabilities for financial reporting purposes and tax purposes. Deferred tax assets are primarily comprised of reserves which have been deducted for financial statement purposes, but have not been deducted for income tax purposes and the tax effect of net operating loss carryforwards.
The Company annually estimates the amount of deferred tax assets which it expects to realize based on historical averages of taxable accounting income and estimates of future pretax accounting income. At December 31, 1998, the Company had recorded a valuation allowance to reduce recorded deferred tax assets to the amount of deferred tax benefit expected to be realized. During fiscal 1999, the Company determined that it was more likely than not that the deferred tax assets would be fully realized and therefore eliminated the entire valuation allowance against the tax assets. Deferred taxes as of December 31, 1999 and 1998 are summarized below:

                                                1999             1998
                                            __________       __________
Current deferred taxes
  Inventory write-downs                     $  249,000       $  171,000
  Accrued vacation                              59,000           55,000
  Accrued professional fees                     16,800           77,500
  Unrealized loss (gain) on investments         34,213          (73,089)
  Other                                         67,053           13,151
                                            __________       __________
  Total                                     $  426,066       $  243,562
                                            ==========       ==========

Long-term deferred taxes
  Tax net operating loss carryforwards      $1,944,899       $1,848,500
  Tax credit carryforwards                     112,500          112,500
  Valuation allowance                               --         (500,000)
                                            ___________      ___________
  Total                                     $2,057,399       $1,461,000
                                            ===========      ===========

A reconciliation of the expected federal income taxes for the years ended December 31, 1999, 1998 and 1997, using the effective statutory federal rate of 35%, with the actual income tax benefit is shown below:

                                         1999            1998         1997
                                      __________     __________    __________
Expected federal expense              $ (137,500)    $  479,500    $  611,400
State taxes, net of federal benefit        1,000          5,000        10,500
Change in valuation allowance           (500,000)    (1,108,100)     (994,900)
Alternative minimum tax                       --         21,000        27,000
Other                                    (31,101)        38,459       (66,100)
                                      __________     __________    _________
Total                                 $ (668,101)    $ (564,141)   $ (412,100)
                                      ==========     ==========    ==========


Income tax expense for the years ended December 31, 1999, 1998 and 1997 is shown as follows:

                                         1999        1998         1997
                                      __________   _________    _________
Current
  Federal                             $    2,500   $   21,000   $  27,400
  State                                    1,000        5,000      10,500
Deferred-primarily federal              (671,601)    (590,141)   (450,000)
                                      __________   _________    _________
Income tax benefit                    $ (668,101)  $ (564,141)  $(412,100)
                                      ==========   ==========   =========

9. RELATED PARTY TRANSACTIONS
The Company sells products to one of its shareholders, a former affiliate, and also buys products from the affiliate. A summary of these transactions as of and for the years ended December 31, 1999, 1998 and 1997 is shown as follows:


                                          1999          1998           1997
                                      __________     __________     __________
Total revenues                        $   76,000     $1,227,000     $4,117,000
Total purchases                              329          7,000          1,000
Accounts receivable                           --             --        360,000
Accounts payable                              --          7,000             --


10. 401(K) PROFIT SHARING PLAN
The Company's 401(k) Profit Sharing Plan (the "401(k) Plan") became effective August 1, 1994. The 401(k) Plan qualifies under Section 401(k) of the Internal Revenue Code. All employees employed by the Company in the United States for at least 30 hours per week are eligible to participate in the 401(k) Plan as of the next calendar quarter following one year after date of hire by the Company. Each eligible employee may contribute to the 401(k) Plan, through payroll deductions, up to 15% of his or her salary, subject to statutory limitations. The 401(k) Plan permits, but does not require, additional contributions to the 401(k) Plan by the Company of up to 2% of the compensation paid by the Company to each employee in the previous calendar quarter. The Company's contributions are made at the discretion of the Board of Directors, within the limits of the 401(k) Plan. On January 1, 1998 the Company increased its contribution to 1.5% from 1% of the compensation of each participating employee each quarter. The Company's contributions to the 401(k) Plan were $15,764, $21,262, and $14,585 for the years ended December 31, 1999, 1998 and 1997, respectively.