Form 10-K/A
period 1999-12-31
PRINTWARE INC
filed 2000-04-10
CIK 801529

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-K/A
                          Amendment No. 1 to Form 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _________________

Commission File Number 0-20729

                    PRINTWARE, INC.
______________________________________________________
(Exact name of registrant as specified in its charter.)

           Minnesota                         41-1522267
_______________________________              __________

(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)            Identification No.)

1270 Eagan Industrial Boulevard, St. Paul, MN 55121
(Address of principal executive offices)

Registrant's telephone number, including area code: (651) 456-1400

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value ("Common Stock")

Indicate by checkmark whether the registrant (1) has filled all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                       Yes [X]         No [ ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                       Yes [ ]         No [X]

Based upon the $3.25 per share closing price of the registrant's Common Stock as of March 15, 2000, the aggregate value of the shares of Common Stock held by non-affiliates as of such date was approximately $10,645,560.

Common Stock--3,275,557 shares outstanding as of March 15, 2000.


DOCUMENTS INCORPORATED BY REFERENCE

The Company's Proxy Statement for its 2000 Annual Meeting of Shareholders as amended and restated by preliminary and additional definitive materials is incorporated by reference.

The Company's Annual Report on Form 10-K is amended as follows:

The Company has checked the box on the cover page relating to delinquent filers of Item 405 of Regulation S-K .

Item 14. Item 14 is amended to read as follows:

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

              Exhibits.

              See "Exhibit Index" and attached exhibits filed electronically herewith on the page following the Signature Page.

                                       SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       PRINTWARE, INC.
                                       Registrant


Date: April 10, 2000                   By /s/ Daniel A. Baker
                                          ___________________
                                       Daniel A. Baker
                                       President & Chief Executive Officer
                                      (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    Name                          Title                         Dates
    _____________________         _______________               ______________

/s/ Daniel A. Baker               President & Chief             April 10, 2000
 -  --------------------------    Executive Officer
    Daniel A. Baker               (Principal Executive Officer) ______________

/s/ Thomas W. Petschauer          Executive Vice President      April 10, 2000
 -  --------------------------    & Chief Financial Officer
    Thomas W. Petschauer          (Principal Financial Officer) ______________

/s/ Allen L. Taylor               Director of the Board         April 10, 2000
 -  --------------------------                                  ______________
    Allen L. Taylor

/s/ Michael C. Berg               Director of the Board         April 10, 2000
 -  --------------------------                                  ______________
    Michael C. Berg

/s/ Victor H. Weiss               Director of the Board         April 10, 2000
 -  --------------------------                                  ______________
    Victor H. Weiss

/s/ Brian D. Shiffman             Secretary                     April 10, 2000
 -  --------------------------                                  ______________
    Brian D. Shiffman

/s/ Cordell E. Lomen              Controller                    April 10, 2000
 -  --------------------------                                  ______________
    Cordell E. Lomen

                             PRINTWARE, INC.
                              EXHIBIT INDEX

Exhibit No.   Description

3.1 Company's Articles of Incorporation as amended to date (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 filed on May 13, 1996, Registration No. 333-03629).

3.2 Company's By-Laws (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 filed on May 13, 1996, Registration No. 333-03629).

4.1 Form of common stock certificate (incorporated by reference to Exhibit 4.1 to Amendment No.1 the Company's Registration Statement on Form S-1 filed on May June 18, 1996, Registration No. 333-03629).

10.1* Incentive Stock Option Plan of 1985 (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 filed on May 13, 1996, Registration No. 333-03629).

10.2*         1986 Incentive Stock Option Plan (incorporated by reference to
              Exhibit 10.2 to the Company's Registration Statement on Form S-1 filed on May 13, 1996, Registration No. 333-03629).

10.3* 1996 Stock Plan (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 filed on May 13, 1996, Registration No. 333-03629).

10.4*         1996 Employee Stock Purchase Plan (incorporated by reference to
              Exhibit 10.4 to the Company's Registration Statement on Form S-1 filed on May 13, 1996, Registration No. 333-03629).

10.5* Form of 1996 Bonus Compensation Plan for executive officers (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 filed on May 13, 1996, Registration No. 333-03629).

10.6* Change in Control Severance Agreement between the Company and Daniel A. Baker dated April 25, 1996 (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 filed on May 13, 1996, Registration No. 333-03629).

10.6.1* Change in Control Severance Agreement between the Company and Thomas W. Petschauer dated February 10, 1997, filed electronically herewith.

10.6.2* Form of Change in Control Severance Agreement between the Company and Timothy S. Murphy filed electronically herewith.

10.7 Office/Warehouse Lease dated December 22, 1991 between the Company and Northwestern Mutual Life Insurance Company (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 filed on May 13, 1996, Registration No. 333-03629).

10.8** Plate Material Agreement dated December 11, 1991 between the Company and E.J. Gaisser, Inc. (incorporated by reference to
              Exhibit 10.8 to the Company's Registration Statement on Form S-1 filed on May 13, 1996, Registration No. 333-03629).

10.9** Supply Agreement dated May 2, 1991 between the Company and Polychrome Corporation (incorporated by reference to Exhibit
              10.9 to Amendment No. 2 to the Company's Registration Statement on Form S-1 filed on June 27, 1996, Registration No. 333-03629).

10.10** License Agreement dated May 17, 1985 among the Company, Minnesota Mining and Manufacturing Company and Allen L. Taylor (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 filed on May 13, 1996, Registration No. 333-03629).

10.11** Purchase Agreement dated January 1, 1995 between the Company and Deluxe Corporation, as amended December 12, 1995 (incorporated by reference to Exhibit 10.11 to Amendment No. 2 to the Company's Registration Statement on Form S-1 filed on June 27, 1996, Registration No. 333-03629).

23.1 Consent of Deloitte & Touch LLP (filed electronically with initial Form 10-K filing on March 22, 2000).

27 Financial Data Schedule (filed electronically with initial Form 10-K filing on March 22, 2000).


*Indicates Compensatory Agreement

**Certain portions of this Exhibit have been deleted and filed separately with the Commission pursuant to a request for confidential treatment under Rule 24b-2.

                                                                EXHIBIT 10.6.1
                             CHANGE IN CONTROL
                            SEVERANCE AGREEMENT


     THIS AGREEMENT, by and between Printware, Inc., a Minnesota corporation with its principal offices at St. Paul, Minnesota ("Printware") and Thomas W. Petschauer, residing at 10025 Oxborough Road, Bloomington, Minnesota, 55437 (the "Executive"), is made and entered into as of this 10 day of February, 1997.

     WHEREAS, the Executive has made and is expected to make, due to Executive's intimate knowledge of the business and affairs of Printware, its policies, methods, personnel, and proprietary information, a significant contribution to the profitability, growth, and financial strength of Printware; and

     WHEREAS, Printware recognizes that the possibility of a Change in Control may exist, and that such possibility and the uncertainty and questions which it may raise may result in the departure or the distraction of the Executive in the performance of his duties, to the detriment of Printware and its shareholders; and

     WHEREAS, it is in the best interests of Printware and its stockholders to reinforce and encourage the continued attention and dedication of Executive to his assigned duties without distraction and to ensure the continued availability to Printware of the Executive in the event of a Change in Control.

     THEREFORE, in consideration of the foregoing and other respective covenants and agreements of the parties herein contained, the parties hereto agree as follows:

     1. Term of Agreement. This Agreement shall commence on the date hereof and shall continue in effect until such time as Executive ceases to be employed by Printware and any and all amounts due under this Agreement have been paid.

     2. Change in Control. The rights and benefits provided under this Agreement shall be effective only upon the occurrence of a Change in Control. For purposes of this Agreement, a "Change in Control" shall mean a change in control of Printware which would be required to be reported in response to
Item 1 of Form 8-K promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), whether or not Printware is then subject to such reporting requirement including, without limitation, if:

     (a) any "person" (as such term is used in Sections 13(d) and 14(d) of the Exchange Act) who is not, as of the date of this Agreement, a "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of Printware representing 25% or more of the combined voting power of Printware's outstanding securities becomes, after the date of this Agreement, the beneficial owner, directly or indirectly, of securities of Printware representing 25% or more of the combined voting power of Printware's then outstanding securities; or

      (b) any "person" (as defined in Sections 13(d) and 14(d) of the Exchange Act) who as of the date of this Agreement is the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of Printware representing 25% or more combined voting power of Printware's outstanding securities increases at any time after the date of this Agreement such person's percentage ownership of Printware's outstanding securities by ten percentage points or more from the level held as of the date of this Agreement; or

      (c) there ceases to be a majority of the Board of Directors of Printware comprised of: (i) individuals who on the date hereof constituted the Board of Printware; (ii) individuals who are nominated as part of the management slate and elected by the shareholders as a member of the Board of Directors in an uncontested election; and (iii) individuals who after the date hereof are nominated and elected by a majority of the members of the Board of Directors who held such office prior to a Change in Control; or

     (d) the occurrence of a transaction requiring shareholders' approval for the acquisition of Printware through purchase of stock or assets or by merger or otherwise.

     3. Termination Following Change in Control. If a Change in Control occurs during the term of this Agreement, and if Executive's employment is terminated during the 12 month period following the date of the Change in Control (i) by Printware other than for Cause, Retirement, or Disability or
(ii) by Executive for Good Reason, then Executive shall be entitled to the benefits provided below:

     (a) Printware shall pay Executive, through the Date of Termination, the Executive's base salary as in effect at the time the Notice of Termination is given and any other form or type of compensation and benefit otherwise payable for such period;

     (b) Printware shall pay Executive a severance payment (the "Severance Payment") equal to 12 months of 125% the Executive's monthly base salary as of the Date of Termination (base salary shall include any amounts contributed by the Executive to any cash or deferred arrangement that qualifies under Section 401(k) of the Code or any cafeteria plan under Section 125 of the Code sponsored by Printware).

The Severance Payment shall be made in a single lump sum within 60 days after the Date of Termination. The Severance Payment herein shall be in lieu of any other cash severance benefits payable under any other policy, plan or program of Printware.

     (c) All nonvested options to purchase the capital stock of Printware held by Executive on the Date of Termination shall immediately vest in full and all restrictions on any restricted stock held by Executive shall immediately lapse and Executive shall be entitled to exercise all rights and to receive all benefits accruing to Executive under any and all Printware stock purchase and stock option plans or programs, or any successor to any such plans or programs, for a period of 90 days following the Date of Termination, which shall be in addition to, and not reduced by, any other amounts payable to Executive under this Section 3.

     (d) Executive shall be entitled to receive all benefits payable to the Executive under any of Printware's pension, life insurance, medical, health and accident, disability, deferred compensation, or savings plans in which Executive was participating immediately prior to the Change in Control, which shall be in addition to, and not reduced by, any other amounts payable to Executive under this Section 3.

      (e) Executive shall not be required to mitigate the amount of any payment provided for in this Section 3 by seeking other employment or otherwise, nor shall the amount of any payment or benefit provided for in this
Section 3 be reduced by any compensation earned by Executive as the result of employment by another employer or by any other amounts of compensation or benefits payable by Printware after the Date of Termination, or otherwise.

     4. Cause and Good Reason Defined.

     (a) Cause. Termination by Printware of Executive's employment for "Cause" during the 12 month period following a Change in Control shall mean termination due to: (i) gross neglect by Executive of his duties to Printware, or gross breach by Executive of Printware's reasonable policies that have been previously communicated to Executive, which in each case is not cured by Executive within 15 days after written notice by Printware to Executive describing the gross neglect or gross breach; or (ii) the conviction of the Executive by a court of competent jurisdiction of felony criminal conduct relating to his employment by Printware.

     (b) Good Reason. Executive shall be entitled to terminate his employment during the 12 month period following a Change in Control for Good Reason, which shall mean, without Executive's express written consent, any of the following:

     (i) the failure to elect or reelect the Executive to the offices of President and Chief Executive Officer of Printware, or a change by Printware of the Executive's functions, duties or responsibilities which reduces the responsibility, importance or scope of Executive's position with Printware;

     (ii) a reduction by Printware in Executive's annual compensation or bonus potential in effect immediately prior to a Change in Control;

     (iii) the relocation of Printware's principal executive offices to a location more than fifty miles from their current location, or Printware requiring Executive to be based anywhere other than Printware's principal executive offices except for required travel on Printware's business;

     (iv) the material reduction by Printware of the benefits enjoyed by Executive under any of Printware's pension, life insurance, medical, health and accident, disability, deferred compensation, incentive awards, incentive stock options, or savings plans in which Executive was participating immediately prior to the Change in Control, or the material reduction by Printware of any material fringe benefit enjoyed by Executive immediately prior to the Change in Control;

     (v) the failure of Printware to obtain a satisfactory agreement from any successor to assume and agree to perform this Agreement, as contemplated in
Section 7; or

     (vi) any purported termination of Executive's employment which is not made pursuant to a Notice of Termination satisfying the requirements of
Section 5 (a) below.

     Notwithstanding the foregoing, unless the Executive gives a Notice of Termination satisfying the requirements of Section 5(a) below within 15 days of the occurrence of an event constituting Good Reason, the Executive shall have waived his rights under this Agreement for any benefits arising out of that event.

     (c) Disability and Retirement shall have the same meanings as set forth in Printware's long term disability plan and its retirement plan, respectively.

     5. Termination Procedure; Disputes.

     (a) Notice of Termination. Any purported termination of Executive's employment by Printware or by Executive following a Change in Control shall be communicated by written Notice of Termination to the other party hereto and shall indicate the specific termination provision in this Agreement relied upon and shall set forth the facts and circumstances claimed to provide a basis for termination of Executive's employment under this Agreement. Notice of termination and all other communications provided for in the Agreement shall be in writing and shall be deemed to have been duly given when delivered or mailed by United States registered or certified mail, return receipt requested, postage prepaid, addressed to the last known residence address of the Executive or, in the case of Printware, to its principal office to the attention of each of the then directors of Printware with a copy to its Secretary, or to such other address as either party may have furnished to the other in writing in accordance herewith, except that notice of change of address shall be effective only upon receipt.

     (b) Date of Termination. For purposes of this Agreement, "Date of Termination" shall mean the date the Executive's employment by Printware ceases, as specified in a Notice of Termination. The Date of Termination shall be not be less than 10 nor more than 30 days from the date the Notice of Termination is given.

     (c) Disputes Concerning Termination. If, within 10 days after any Notice of Termination is given, the party receiving such Notice of Termination notifies the other party that a dispute exists concerning the termination, the Date of Termination shall be the date on which the dispute is finally determined, either by mutual written agreement of the parties, or by a final judgment, order or decree of a court of competent jurisdiction (which is not appealable or the time for appeal therefrom having expired and no appeal having been perfected); provided, that the Date of Termination shall be extended by a notice of dispute only if such notice is given in good faith and the party giving such notice pursues the resolution of such dispute with reasonable diligence. Notwithstanding the pendency of any such dispute, Printware shall continue to pay Executive full compensation in effect when the notice giving rise to the dispute was given (including, but not limited to, base salary) and continue Executive as a participant in all compensation, benefit and insurance plans in which the Executive was participating when the notice giving rise to the dispute was given, until the dispute is finally resolved in accordance with this subsection. Amounts paid under this subsection are in addition to all other amounts due under this Agreement and shall not be offset against or reduce any other amounts under this Agreement.

      6. Funding. In order to assure the performance of Printware or its successor of its obligations under this Agreement, Printware shall deposit in a so called "rabbi" trust, immediately upon the occurrence of a Change in Control, an amount equal to the maximum payment that could become payable to the Executive under Section 3(b) of this Agreement. Under the written instrument governing the trust, the trustee shall be instructed to pay to the Executive (or the Executive's legal representative, as the case may be) the amount to which the Executive shall be entitled under the terms hereof, and the balance, if any, of the trust not so paid or reserved for payment shall be repaid to Printware. If and to the extent there are not amounts in trust sufficient to pay Executive under this Agreement, Printware shall remain liable for any and all payments due to Executive. In accordance with the terms of such trust, at all times during the term of this Agreement, Executive shall have no rights, other than as an unsecured general creditor of Printware, to any amounts held in trust and all trust assets shall be general assets of Printware and subject to the claims of creditors of Printware. Failure of Printware to establish or fully fund such trust shall not be deemed a revocation or termination of this Agreement by Printware.

      7.  Successors; Binding Agreement.

      (a) Printware will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of Printware to expressly assume and agree to perform this Agreement in the same manner and to the same extent that Printware would be required to perform it if no such succession had taken place. Failure of Printware to obtain such assumption and agreement prior to the effectiveness of any such succession shall be a breach of this Agreement and shall entitle Executive to the benefit described in Section 3 herein, except that for purposes of implementing the foregoing, the date on which any such succession becomes effective shall be deemed the Date of Termination.

      (b) This Agreement shall inure to the benefit of and be enforceable by Executive's personal or legal representatives, successors, heirs, and designated beneficiaries. If Executive should die while any amount would still be payable to Executive hereunder if the Executive had continued to live, all such amounts, unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement to the Executive's designated beneficiaries, or, if there is no such designated beneficiary, to the Executive's estate.

     8. Miscellaneous. No provision of this Agreement may be modified, waived or discharged unless such waiver, modification or discharge is agreed to in writing and signed by the parties. No waiver by either party hereto at any time of any breach by the other party to this Agreement of, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or similar time. No agreements or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party which are not expressly set forth in this Agreement. The validity, interpretation, construction and performance of this Agreement shall be governed by the laws of the State of Minnesota.

     9. Validity. The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement, which shall remain in full force and effect.

     IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.

                              PRINTWARE, INC.


                              /s/ BRIAN D. SHIFFMAN
                              By_______________________
                              Its Secretary


                              EXECUTIVE:

                              /s/ THOMAS W. PETSCHAUER
                              _________________________
                              Thomas W. Petschauer

                                                                EXHIBIT 10.6.2
                             CHANGE IN CONTROL
                            SEVERANCE AGREEMENT


     THIS AGREEMENT, by and between Printware, Inc., a Minnesota corporation with its principal offices at St. Paul, Minnesota ("Printware") and Timothy S. Murphy, residing at 1911 Bohland Ave., St. Paul, Minnesota, 55116 (the "Executive"), is made and entered into as of this __ day of ____________, 2000.

     WHEREAS, the Executive has made and is expected to make, due to Executive's intimate knowledge of the business and affairs of Printware, its policies, methods, personnel, and proprietary information, a significant contribution to the profitability, growth, and financial strength of Printware; and

     WHEREAS, Printware recognizes that the possibility of a Change in Control may exist, and that such possibility and the uncertainty and questions which it may raise may result in the departure or the distraction of the Executive in the performance of his duties, to the detriment of Printware and its shareholders; and

     WHEREAS, it is in the best interests of Printware and its stockholders to reinforce and encourage the continued attention and dedication of Executive to his assigned duties without distraction and to ensure the continued availability to Printware of the Executive in the event of a Change in Control.

     THEREFORE, in consideration of the foregoing and other respective covenants and agreements of the parties herein contained, the parties hereto agree as follows:

     1. Term of Agreement. This Agreement shall commence on the date hereof and shall continue in effect until such time as Executive ceases to be employed by Printware and any and all amounts due under this Agreement have been paid.

     2. Change in Control. The rights and benefits provided under this Agreement shall be effective only upon the occurrence of a Change in Control. For purposes of this Agreement, a "Change in Control" shall mean a change in control of Printware which would be required to be reported in response to
Item 1 of Form 8-K promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), whether or not Printware is then subject to such reporting requirement including, without limitation, if:

     (a) any "person" (as such term is used in Sections 13(d) and 14(d) of the Exchange Act) who is not, as of the date of this Agreement, a "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of Printware representing 25% or more of the combined voting power of Printware's outstanding securities becomes, after the date of this Agreement, the beneficial owner, directly or indirectly, of securities of Printware representing 25% or more of the combined voting power of Printware's then outstanding securities; or

      (b) any "person" (as defined in Sections 13(d) and 14(d) of the Exchange Act) who as of the date of this Agreement is the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of Printware representing 25% or more combined voting power of Printware's outstanding securities increases at any time after the date of this Agreement such person's percentage ownership of Printware's outstanding securities by ten percentage points or more from the level held as of the date of this Agreement; or

      (c) there ceases to be a majority of the Board of Directors of Printware comprised of: (i) individuals who on the date hereof constituted the Board of Printware; (ii) individuals who are nominated as part of the management slate and elected by the shareholders as a member of the Board of Directors in an uncontested election; and (iii) individuals who after the date hereof are nominated and elected by a majority of the members of the Board of Directors who held such office prior to a Change in Control; or

     (d) the occurrence of a transaction requiring shareholders' approval for the acquisition of Printware through purchase of stock or assets or by merger or otherwise.

     3. Termination Following Change in Control. If a Change in Control occurs during the term of this Agreement, and if Executive's employment is terminated during the 12 month period following the date of the Change in Control (i) by Printware other than for Cause, Retirement, or Disability or
(ii) by Executive for Good Reason, then Executive shall be entitled to the benefits provided below:

     (a) Printware shall pay Executive, through the Date of Termination, the Executive's base salary as in effect at the time the Notice of Termination is given and any other form or type of compensation and benefit otherwise payable for such period;

     (b) Printware shall pay Executive a severance payment (the "Severance Payment") equal to 12 months of 125% the Executive's monthly base salary as of the Date of Termination (base salary shall include any amounts contributed by the Executive to any cash or deferred arrangement that qualifies under Section 401(k) of the Code or any cafeteria plan under Section 125 of the Code sponsored by Printware).

The Severance Payment shall be made in a single lump sum within 60 days after the Date of Termination. The Severance Payment herein shall be in lieu of any other cash severance benefits payable under any other policy, plan or program of Printware.

     (c) All nonvested options to purchase the capital stock of Printware held by Executive on the Date of Termination shall immediately vest in full and all restrictions on any restricted stock held by Executive shall immediately lapse and Executive shall be entitled to exercise all rights and to receive all benefits accruing to Executive under any and all Printware stock purchase and stock option plans or programs, or any successor to any such plans or programs, for a period of 90 days following the Date of Termination, which shall be in addition to, and not reduced by, any other amounts payable to Executive under this Section 3.

     (d) Executive shall be entitled to receive all benefits payable to the Executive under any of Printware's pension, life insurance, medical, health and accident, disability, deferred compensation, or savings plans in which Executive was participating immediately prior to the Change in Control, which shall be in addition to, and not reduced by, any other amounts payable to Executive under this Section 3.

      (e) Executive shall not be required to mitigate the amount of any payment provided for in this Section 3 by seeking other employment or otherwise, nor shall the amount of any payment or benefit provided for in this
Section 3 be reduced by any compensation earned by Executive as the result of employment by another employer or by any other amounts of compensation or benefits payable by Printware after the Date of Termination, or otherwise.

     4. Cause and Good Reason Defined.

     (a) Cause. Termination by Printware of Executive's employment for "Cause" during the 12 month period following a Change in Control shall mean termination due to: (i) gross neglect by Executive of his duties to Printware, or gross breach by Executive of Printware's reasonable policies that have been previously communicated to Executive, which in each case is not cured by Executive within 15 days after written notice by Printware to Executive describing the gross neglect or gross breach; or (ii) the conviction of the Executive by a court of competent jurisdiction of felony criminal conduct relating to his employment by Printware.

     (b) Good Reason. Executive shall be entitled to terminate his employment during the 12 month period following a Change in Control for Good Reason, which shall mean, without Executive's express written consent, any of the following:

     (i) the failure to elect or reelect the Executive to the offices of Vice President of Printware, or a change by Printware of the Executive's functions, duties or responsibilities which reduces the responsibility, importance or scope of Executive's position with Printware;

     (ii) a reduction by Printware in Executive's annual compensation or bonus potential in effect immediately prior to a Change in Control;

     (iii) the relocation of Printware's principal executive offices to a location more than fifty miles from their current location, or Printware requiring Executive to be based anywhere other than Printware's principal executive offices except for required travel on Printware's business;

     (iv) the material reduction by Printware of the benefits enjoyed by Executive under any of Printware's pension, life insurance, medical, health and accident, disability, deferred compensation, incentive awards, incentive stock options, or savings plans in which Executive was participating immediately prior to the Change in Control, or the material reduction by Printware of any material fringe benefit enjoyed by Executive immediately prior to the Change in Control;

     (v) the failure of Printware to obtain a satisfactory agreement from any successor to assume and agree to perform this Agreement, as contemplated in
Section 7; or

     (vi) any purported termination of Executive's employment which is not made pursuant to a Notice of Termination satisfying the requirements of
Section 5 (a) below.

     Notwithstanding the foregoing, unless the Executive gives a Notice of Termination satisfying the requirements of Section 5(a) below within 15 days of the occurrence of an event constituting Good Reason, the Executive shall have waived his rights under this Agreement for any benefits arising out of that event.

     (c) Disability and Retirement shall have the same meanings as set forth in Printware's long term disability plan and its retirement plan, respectively.

     5. Termination Procedure; Disputes.

     (a) Notice of Termination. Any purported termination of Executive's employment by Printware or by Executive following a Change in Control shall be communicated by written Notice of Termination to the other party hereto and shall indicate the specific termination provision in this Agreement relied upon and shall set forth the facts and circumstances claimed to provide a basis for termination of Executive's employment under this Agreement. Notice of termination and all other communications provided for in the Agreement shall be in writing and shall be deemed to have been duly given when delivered or mailed by United States registered or certified mail, return receipt requested, postage prepaid, addressed to the last known residence address of the Executive or, in the case of Printware, to its principal office to the attention of each of the then directors of Printware with a copy to its Secretary, or to such other address as either party may have furnished to the other in writing in accordance herewith, except that notice of change of address shall be effective only upon receipt.

     (b) Date of Termination. For purposes of this Agreement, "Date of Termination" shall mean the date the Executive's employment by Printware ceases, as specified in a Notice of Termination. The Date of Termination shall be not be less than 10 nor more than 30 days from the date the Notice of Termination is given.

     (c) Disputes Concerning Termination.  If, within 10 days after any
Notice of Termination is given, the party receiving such Notice of Termination notifies the other party that a dispute exists concerning the termination, the Date of Termination shall be the date on which the dispute is finally determined, either by mutual written agreement of the parties, or by a final judgment, order or decree of a court of competent jurisdiction (which is not appealable or the time for appeal therefrom having expired and no appeal having been perfected); provided, that the Date of Termination shall be extended by a notice of dispute only if such notice is given in good faith and the party giving such notice pursues the resolution of such dispute with reasonable diligence. Notwithstanding the pendency of any such dispute, Printware shall continue to pay Executive full compensation in effect when the notice giving rise to the dispute was given (including, but not limited to, base salary) and continue Executive as a participant in all compensation, benefit and insurance plans in which the Executive was participating when the notice giving rise to the dispute was given, until the dispute is finally resolved in accordance with this subsection. Amounts paid under this subsection are in addition to all other amounts due under this Agreement and shall not be offset against or reduce any other amounts under this Agreement.

      6. Funding. In order to assure the performance of Printware or its successor of its obligations under this Agreement, Printware shall deposit in a so called "rabbi" trust, immediately upon the occurrence of a Change in Control, an amount equal to the maximum payment that could become payable to the Executive under Section 3(b) of this Agreement. Under the written instrument governing the trust, the trustee shall be instructed to pay to the Executive (or the Executive's legal representative, as the case may be) the amount to which the Executive shall be entitled under the terms hereof, and the balance, if any, of the trust not so paid or reserved for payment shall be repaid to Printware. If and to the extent there are not amounts in trust sufficient to pay Executive under this Agreement, Printware shall remain liable for any and all payments due to Executive. In accordance with the terms of such trust, at all times during the term of this Agreement, Executive shall have no rights, other than as an unsecured general creditor of Printware, to any amounts held in trust and all trust assets shall be general assets of Printware and subject to the claims of creditors of Printware. Failure of Printware to establish or fully fund such trust shall not be deemed a revocation or termination of this Agreement by Printware.

      7.  Successors; Binding Agreement.

      (a) Printware will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of Printware to expressly assume and agree to perform this Agreement in the same manner and to the same extent that Printware would be required to perform it if no such succession had taken place. Failure of Printware to obtain such assumption and agreement prior to the effectiveness of any such succession shall be a breach of this Agreement and shall entitle Executive to the benefit described in Section 3 herein, except that for purposes of implementing the foregoing, the date on which any such succession becomes effective shall be deemed the Date of Termination.

      (b) This Agreement shall inure to the benefit of and be enforceable by Executive's personal or legal representatives, successors, heirs, and designated beneficiaries. If Executive should die while any amount would still be payable to Executive hereunder if the Executive had continued to live, all such amounts, unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement to the Executive's designated beneficiaries, or, if there is no such designated beneficiary, to the Executive's estate.

     8. Miscellaneous. No provision of this Agreement may be modified, waived or discharged unless such waiver, modification or discharge is agreed to in writing and signed by the parties. No waiver by either party hereto at any time of any breach by the other party to this Agreement of, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or similar time. No agreements or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party which are not expressly set forth in this Agreement. The validity, interpretation, construction and performance of this Agreement shall be governed by the laws of the State of Minnesota.

     9. Validity.  The invalidity or unenforceability of any provision of this

Agreement shall not affect the validity or enforceability of any other provision of this Agreement, which shall remain in full force and effect.

     IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.

                              PRINTWARE, INC.


                              By_______________________
                              Its______________________


                              EXECUTIVE:

                              _________________________