Form 10-Q
period 2000-04-01
PRINTWARE INC
filed 2000-05-16
CIK 801529

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        April 1, 2000

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

     Common Stock, no Par Value--3,282,503 shares as of May 16, 2000.

                      PART I--FINANCIAL INFORMATION
                      ITEM 1.--FINANCIAL STATEMENTS

                            PRINTWARE, INC.

     CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
          QUARTER ENDED APRIL 1, 2000 AND APRIL 3, 1999
         DOLLARS IN THOUSANDS EXCEPT PER SHARE INFORMATION
                              (UNAUDITED)

                                                Quarter ended
                                            April 1        April 3
                                            _______        _______
                                            2000            1999
                                            _______        _______

TOTAL REVENUES                              $1,264         $  920
COST OF REVENUES                               737            584
                                            ______         ______
GROSS MARGIN                                   527            336

PERIOD COSTS:
  Research and development                     154            190
  Selling, general and administrative          356            437
                                            ______         ______
    Total                                      510            627
                                            ______         ______
INCOME (LOSS) FROM OPERATIONS                   17           (291)
OTHER INCOME:
  Interest and other income                    124            194
                                            ______         ______
INCOME (LOSS) BEFORE INCOME TAXES              141            (97)
INCOME TAXES                                    49              -
                                            ______         ______
NET INCOME (LOSS)                           $   92         $  (97)
                                            ======         ======

NET INCOME (LOSS) PER COMMON--
 BASIC AND DILUTED                          $  .03         $ (.02)
                                            ======         ======

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING--BASIC        3,275,583      4,834,763
                                         =========      =========

WEIGHTED AVERAGE NUMBER OF
 COMMON AND COMMON EQUIVALENT SHARES
 OUTSTANDING--DILUTED                    3,322,963      4,834,763
                                         =========      =========

OTHER COMPREHENSIVE INCOME (LOSS),
 BEFORE TAX:
  Unrealized holding losses on
   securities:
    Unrealized holding losses
     arising during period              $     (22)     $     (33)
    Less reclassification adjustment
     for gains included in net income           -              -
                                         _________      _________

OTHER COMPREHENSIVE LOSSES,
 BEFORE TAX                                    (22)           (33)

INCOME TAX BENEFIT RELATED TO
 ITEMS OF OTHER COMPREHENSIVE
 LOSSES                                          8             11

                                         _________      _________

OTHER COMPREHENSIVE LOSSES,
 NET OF TAX                              $     (14)     $     (22)
                                         =========      =========

COMPREHENSIVE INCOME (LOSS)              $      78      $    (119)
                                         =========      =========


See notes to condensed financial statements.


                          PRINTWARE, INC.

                      CONDENSED BALANCE SHEETS
              DOLLARS IN THOUSANDS EXCEPT SHARE INFORMATION
                              (UNAUDITED)

                                ASSETS
                                                 April 1,       December 31,
                                                  2000              1999
                                              ____________      ____________

CURRENT ASSETS:
  Cash and cash equivalents                      $   223          $    56
  Marketable securities available-for-sale         7,181            7,492
  Receivables                                        486              445
  Lease receivables--current                         855              757
  Inventories                                      2,161            2,142
  Deferred income taxes--current                     436              426
  Prepaid expenses                                    68               56
                                                 _______          _______
    Total Current Assets                          11,410           11,374

PROPERTY AND EQUIPMENT, net of accumulated
 depreciation and amortization                       169              186
INTANGIBLE ASSETS, net of accumulated
 amortization                                         21               22
LEASE RECEIVABLES--long term                       1,916            1,717
DEFERRED INCOME TAXES--long term                   2,057            2,057
                                                 _______          _______
                                                 $15,573          $15,356
                                                 =======          =======

                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                               $   507          $   392
  Accrued expenses                                   415              407
  Deferred revenues                                   27               35
                                                 _______          _______
    Total Current Liabilities                        949              834

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred Stock, no specified par value;
   1,000,000 shares authorized;
   none issued and outstanding                         -                -
  Common Stock; no par value, authorized
   15,000,000 shares: issued and outstanding
   3,282,503 shares at April 1, 2000;
   3,269,494 at December 31, 1999,
   respectively                                   19,055           19,031
  Accumulated deficit                             (4,354)          (4,446)
  Accumulated other comprehensive losses             (77)             (63)
                                                 _______          _______
    Total shareholders' equity                    14,624           14,522
                                                 _______          _______

                                                 $15,573          $15,356
                                                 =======          =======

See notes to condensed financial statements.


                            PRINTWARE, INC.

                  CONDENSED STATEMENTS OF CASH FLOWS
             QUARTER ENDED APRIL 1, 2000 AND APRIL 3, 1999
                           DOLLARS IN THOUSANDS
                                (UNAUDITED)

                                                 April 1,        April 3,
                                                  2000             1999
                                              ____________     ____________

OPERATING ACTIVITIES:
Net income (loss)                               $   92             $  (97)
Adjustments to reconcile net income (loss)
 to net cash provided by operating activities:
  Depreciation and amortization                     15                 15
  Provision for bad debts                            -                  3
  Provision for inventory write-downs               27                 15
  Deferred income taxes                            (10)                13
  Changes in operating assets and liabilities:
    Receivables                                    (41)               261
    Inventories                                    (46)              (386)
    Prepaid expenses                               (12)               (30)
    Accounts payable                               115                (14)
    Accrued expenses                                 8                (90)
    Deferred revenues                               (8)                (1)
                                                ______             ______
     Net cash provided by (used in)
      operating activities                         140               (311)

INVESTING ACTIVITIES:
  Purchases of available-for-sale securities         -                  -
  Maturities and sales of available-for-sale
   securities                                      297                 14
  Increase in lease receivables                   (297)              (169)
  Purchase of property and equipment                 -                (10)
  Disposal of property and equipment                 3                  -
                                                ______             ______
     Net cash used in
      investing activities                           3               (165)

FINANCING ACTIVITIES:
  Proceeds from issuance of Common Stock            24                 16
                                                ______             ______
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                              167               (460)
CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                                56                654
                                                ______             ______
CASH AND CASH EQUIVALENTS,
 END OF PERIOD                                  $  223             $  194
                                                ======             ======
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Cash paid during the period for:
    Income taxes                                $    -             $    -
                                                ======             ======

See notes to condensed financial statements.

                            PRINTWARE, INC.

                NOTES TO CONDENSED FINANCIAL STATEMENTS
            QUARTER ENDED APRIL 1, 2000 AND APRIL 3, 1999

1. INTERIM FINANCIAL INFORMATION

     The accompanying condensed balance sheet as of April 1, 2000 and the condensed statements of operations and comprehensive income for the three months ended April 1, 2000, April 3, 1999, and the condensed statements of cash flows for the three months ended April 1, 2000 and April 3, 1999 are unaudited. In the opinion of management, such unaudited financial statements include all adjustments, consisting of only normal, recurring accruals, necessary for a fair presentation thereof. The results of operations for any interim period are not necessarily indicative of the results for the year.

                                                 April 1,       December 31,
                                                  2000              1999
                                              ____________      ____________

2. RECEIVABLES:

Trade                                            $  442         $  378
Interest                                             92            117
Employees                                             3              1
Allowance for doubtful accounts                     (51)           (51)
                                                 ______         ______
Total receivables                                $  486         $  445
                                                 ======         ======

3. INVENTORIES:

Raw materials                                    $1,345         $1,353
Work-in-process                                     304            236
Finished goods                                      512            553
                                                 ______         ______
Total inventories                                $2,161         $2,142
                                                 ======         ======

4. PROPERTY AND EQUIPMENT:

Office equipment                                 $  509         $  511
Software                                            108            108
Machinery and equipment                             322            322
Leasehold improvements                              126            126
Tooling and spares                                  338            338
Motor vehicles                                       14             24
                                                 ______         ______
Total property and equipment                      1,417          1,429
Less: accumulated depreciation and amortization   1,248          1,243
                                                 ______         ______
Net property and equipment                       $  169         $  186
                                                 ======         ======

                           PRINTWARE, INC.

            NOTES TO CONDENSED FINANCIAL STATEMENTS
         QUARTER ENDED APRIL 1, 2000 AND APRIL 3, 1999
                            (Continued)

                                                 April 1,       December 31,
                                                  2000             1999
                                              ____________      ____________
5. INTANGIBLE ASSETS:


License rights                                   $  560         $  560
Patents                                              54             54
                                                 ______         ______
Total intangible assets                             614            614
Less: accumulated amortization                      593            592
                                                 ______         ______
Net intangible assets                            $   21         $   22
                                                 ======         ======

6. ACCRUED EXPENSES:

Accrued payroll and related                      $   80         $   50
Accrued vacation and benefits                       174            187
Accrued professional services                        32             48
Accrued warranty reserve                             35             46
Accrued income taxes                                 79             28
Accrued other                                        15             48
                                                 ______         ______
Total accrued expenses                           $  415         $  407
                                                 ======         ======


7. MARKETABLE SECURITIES
     The Company classifies its marketable securities as available-for-sale. At April 1, 2000 and December 31, 1999, securities available-for-sale are carried at fair value with the net unrealized holding gain or loss included in shareholders' equity.

8. SHAREHOLDERS' EQUITY

     During the three months ended April 1, 2000, the Company issued 6,063 and 6,946 shares of Common Stock in connection with the Employee Stock Purchase Plan at $1.91 and $1.86 per share, respectively.

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

ITEM 2.                     MANAGEMENT'S DISCUSSION
                   AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

                 RESULTS OF OPERATIONS FOR THE QUARTER ENDED
                      APRIL 1, 2000 AND APRIL 3, 1999

    Total revenues for the 2000 quarter were $1.26 million, an increase of 37% from revenues of $920,000 for first quarter 1999. The increase was due primarily to an increase in Platesetter equipment sales and start up SilverStream supply sales in the 2000 quarter compared to 1999.

    The Company's gross margin was $527,000 in the first quarter 2000 versus $336,000 in the comparable quarter in 1999. Gross margin as a percentage of revenue increased from 37% in the first quarter 1999 to 42% in first quarter 2000. The increased percentage margin in 2000 was due primarily to increased equipment sales that have a higher margin as well as more favorable manufacturing variances caused by increased equipment production.

    Research and development expenses decreased to $154,000 in the first quarter 2000 from $190,000 in the first quarter in 1999. The decrease was largely due to reduction in headcount and related costs caused by the completion of the PlateStream development, and despite increased expenses for the new Internet-related Web-to-Plate developments.

    Selling, general and administrative expenses decreased to $356,000 in the first quarter of 2000 from $437,000 in the first quarter of 1999. Selling expenses decreased by approximately $26,000 in the first quarter 2000 due to tighter management of expenses during this period. General and administrative expenses were down approximately $55,000 in the 2000 quarter due primarily to lower accrual of executive incentive compensation and decreases in professional service costs.

    The Company anticipates an unusual expenditure occurring during the upcoming quarter ending on July 1, 2000. On March 31, 2000 a committee of dissident shareholders (the "Dissidents") launched a proxy contest in connection with the Annual Meeting originally scheduled for April 13, 2000 and expected to be convened June 7, 2000. As a result of the Dissidents' proxy contest, the Company has had to retain its own solicitation and advisory firm and to engage in other professional services, significantly increasing the cost of the Annual Meeting.

    Interest and other income in the 2000 quarter was $124,000 compared to $194,000 in the 1999 quarter. The decrease in interest income in 2000 is due primarily to a decrease in cash and investments of over $4.2 million from the 1999 quarter compared to the 2000 quarter. This is primarily due to the $3 million repurchase of stock from Deluxe Corporation that the Company undertook in the third quarter of 1999, and the Company's lease financing.

    The Company's income tax expense primarily consists of federal and state taxes due in the current year. In 1999, the Company did not record income taxes on a quarterly basis due to its deferred tax asset status and significant valuation allowance.

    Net income for the first quarter of 2000 was $92,000, or $.03 per common share, up from net loss of $97,000 or $(.02) per share in 1999.

LIQUIDITY AND CAPITAL RESOURCES

    Working capital was $10.5 million on April 1, 2000 compared to $10.5 million at December 31, 1999. Cash, cash equivalents and investments decreased by approximately $140,000 at April 1, 2000 compared to December 31, 1999. The decrease was primarily due to an increase in sales-type leases financed by the Company, partially offset by increased revenues and lower operating expenses.

    As of April 1, 2000, other than increased expenses of the proxy contest described above, the Company has no material commitments which would result in a significant cash outflow other than purchases of inventory in the normal course of business, and the financing of additional Platesetter leases.

                      PART II--OTHER INFORMATION
  Item #6 Exhibits and Reports on Form 8-K

        a. Exhibits

           Exhibit 10. Amendment Number 1 to Change in Control Severance
                       Agreement Dated April 13, 2000

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



                                   PRINTWARE, INC.
                                   Registrant


Date:  May 16, 2000            /s/ THOMAS W. PETSCHAUER

                                   ________________________
                                   Thomas W. Petschauer
                                   EXECUTIVE VICE PRESIDENT
                                   & CHIEF FINANCIAL OFFICER
                                   (Principal Financial Officer)


Date:  May 16, 2000            /s/ DANIEL A. BAKER

                                   ________________________
                                   Daniel A. Baker, Ph.D.,
                                   PRESIDENT
                                   & CHIEF EXECUTIVE OFFICER
                                   (Principal Executive Officer)