Form 10QSB
period 2000-07-01
PRINTWARE INC
filed 2000-08-10
CIK 801529

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10QSB


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        July 1, 2000

[ ] Transition report under Section 13 or 15(d) of the
Securities Exchange Act.

Commission file Number                000-20729

                      PRINTWARE, INC.
(Exact name of small business issuer as specified in its charter.)

          Minnesota                   41-1522267
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)     Identification No.)

1270 Eagan Industrial Road, St. Paul, MN       55121
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

     Common Stock, no Par Value - 3,288,021 shares outstanding as of August 9, 2000.

                      PART I - FINANCIAL INFORMATION
                      ITEM 1. - FINANCIAL STATEMENTS

                            PRINTWARE, INC.

      CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
          3 AND 6 MONTHS ENDED JULY 1, 2000 AND JULY 3, 1999
                 DOLLARS IN THOUSANDS EXCEPT PER SHARE
                              (UNAUDITED)

                                       Three months ended  Six months ended
                                       July 1    July 3    July 1    July 3
                                       ______    ______    ______    ______
                                        2000      1999      2000      1999
                                       ______    ______    ______    ______
TOTAL REVENUES                         $1,605    $1,266    $2,869    $2,186
COST OF REVENUES                          897       741     1,634     1,325
                                        ______   ______    ______    ______
GROSS MARGIN                              708       525     1,235       861

PERIOD COSTS:
  Research and development                145       180       299       370
  Selling, general and administrative     365       429       721       866
  Proxy contest costs                     358         -       358         -

                                       ______    ______    ______    ______
    Total                                 868       609     1,378     1,236
                                       ______    ______    ______    ______
LOSS FROM OPERATIONS                     (160)      (84)     (143)     (375)
OTHER INCOME (EXPENSE):
  Interest expense                          -         -         -         -
  Interest and other income               112       185       236       379
                                         _____    ______    ______    _____
(LOSS) INCOME BEFORE INCOME TAXES         (48)      101        93         4
INCOME TAX (BENEFIT) EXPENSE              (14)        -        35         -
                                       ______    ______    ______    ______
NET (LOSS) INCOME                      $  (34)   $  101    $   58    $    4
                                       ======    ======    ======    ======
NET (LOSS) INCOME PER COMMON:
 BASIC AND DILUTED                     $ (.01)   $  .02    $  .02    $  .00
                                       ======    ======    ======    ======

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING--BASIC   3,282,503 4,842,423 3,278,950 4,838,551
                                    ========= ========= ========= =========
WEIGHTED AVERAGE NUMBER OF
 COMMON AND COMMON EQUIVALENT
 SHARES OUTSTANDING--DILUTED        3,282,503 4,842,423 3,287,999 4,838,551
                                    ========= ========= ========= =========

OTHER COMPREHENSIVE (LOSS) INCOME
 BEFORE TAX:
  Unrealized gains on securities:
    Unrealized holding losses
     arising during period             $   (1)   $ (165)   $  (23)   $ (250)
    Add reclassification adjustment
     for (loss) included in net income     (1)        -        (1)        -
                                       ______    ______    ______    ______

OTHER COMPREHENSIVE (LOSS) INCOME,
 BEFORE TAX                                (2)     (165)      (24)     (250)

INCOME TAX BENEFIT (EXPENSE) RELATED
 TO ITEMS OF OTHER COMPREHENSIVE
 INCOME                                     5        58        13       121
                                       ______    ______    ______    ______

OTHER COMPREHENSIVE INCOME (LOSS),
 NET OF TAX                            $    3    $ (107)   $  (11)   $ (129)
                                       ======    ======    ======    ======

COMPREHENSIVE (LOSS) INCOME            $  (31)   $   (6)   $   47    $ (125)
                                       ======    ======    ======    ======

See notes to condensed financial statements.

                            PRINTWARE, INC.

                    CONDENSED BALANCE SHEETS
        DOLLARS IN THOUSANDS EXCEPT PER SHARE INFORMATION
                              (UNAUDITED)

                                ASSETS

                                              July 1,           December 31,
                                               2000                1999
                                           ____________         ____________
CURRENT ASSETS:
  Cash and cash equivalents                    $   613            $    56
  Marketable securities available-for-sale       5,683              7,492
  Receivables                                      651                445
  Lease receivables--current                       946                757
  Inventories                                    2,318              2,142
  Deferred income taxes--current                   438                426
  Prepaid expenses                                  62                 56
                                               _______            _______
    Total Current Assets                        10,711             11,374

PROPERTY AND EQUIPMENT, net of accumulated
 depreciation and amortization                     161                186
INTANGIBLE ASSETS, net of accumulated
 amortization                                       20                 22
LEASE RECEIVABLES--long-term                     2,164              1,717
DEFERRED INCOME TAXES--long-term                 2,018              2,057
RESTRICTED ASSETS HELD IN TRUST                    596                  -
                                               _______            _______
                                               $15,670            $15,356
                                               =======            =======

                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                             $   642            $   392
  Accrued expenses                                 389                407
  Deferred revenues                                 33                 35
                                               _______            _______
    Total Current Liabilities                    1,064                834

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred Stock, no specified par value;
   1,000,000 shares authorized;
   none issued and outstanding                       -                  -

  Common Stock, no par value, authorized
   15,000,000 shares: issued and outstanding
   3,288,021 shares at July 1, 2000;
   3,269,494 shares at December 31, 1999,
   respectively                                 19,068             19,031
  Accumulated deficit                           (4,388)            (4,446)
  Accumulated other comprehensive loss             (74)               (63)
                                               _______            _______
    Total shareholders' equity                  14,606             14,522
                                               _______            _______

                                               $15,670            $15,356
                                               =======            =======

See notes to condensed financial statements.

                            PRINTWARE, INC.

                  CONDENSED STATEMENTS OF CASH FLOWS
              6 MONTHS ENDED JULY 1, 2000 AND JULY 3, 1999
                           DOLLARS IN THOUSANDS
                              (UNAUDITED)

                                                July 1,            July 3,
                                                 2000               1999
                                                _______            ______

OPERATING ACTIVITIES:
Net income                                      $   58             $    4
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                     30                 38
  Provision for bad debts                            -                  6
  Provision for inventory write-downs               54                 30
  Deferred income taxes                             27               (52)
  Changes in operating assets and liabilities:
    Receivables                                   (206)               313
    Inventories                                   (230)              (498)
    Prepaid expenses                                (6)               (25)
    Accounts payable                               250               (105)
    Accrued expenses                               (18)               (62)
    Deferred revenues                               (2)                17
                                                ______             ______
     Net cash used in operating activities         (43)              (334)

INVESTING ACTIVITIES:
  Purchases of available-for-sale securities         -             (1,275)
  Maturities and sales of available-for-sale
   securities                                    1,798              2,074
  Increase in lease receivables                   (636)              (587)
  Purchases of property and equipment               (8)               (27)
  Disposal of property and equipment                 3                  -
  Increase in other assets                        (594)                 -
                                                ______             ______

     Net cash provided by
      investing activities                         563                185

FINANCING ACTIVITIES:
  Proceeds from issuance of Common Stock            37                 33
                                                ______             ______
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                              557               (116)
CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                                56                654
                                                ______             ______
CASH AND CASH EQUIVALENTS,
 END OF PERIOD                                  $  613             $  538
                                                ======             ======
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Cash paid during the period for:
    Income taxes                                $    -             $    -
                                                ======             ======

See notes to condensed financial statements.

                            PRINTWARE, INC.

                NOTES TO CONDENSED FINANCIAL STATEMENTS
          3 AND 6 MONTHS ENDED JULY 1, 2000 AND JULY 3, 1999

1. INTERIM FINANCIAL INFORMATION

    The accompanying condensed balance sheet as of July 1, 2000 and the condensed statements of operations and comprehensive income for the three and six months ended July 1, 2000 and July 3, 1999, and the condensed statements of cash flows for the six months ended July 1, 2000 and July 3, 1999 are unaudited. In the opinion of management, such unaudited financial statements include all adjustments, consisting of only normal, recurring accruals necessary for a fair presentation thereof. The results of operations for any interim period are not necessarily indicative of the results for the year.

                                                 July 1,        December 31,
                                                  2000             1999
                                               _________        ____________
2. RECEIVABLES:

Trade                                            $  114           $  117
Interest                                            584              378
Employees                                             4                1
Allowance for doubtful accounts                     (51)             (51)
                                                 ______           ______
Total receivables                                $  651           $  445
                                                 ======           ======

3. INVENTORIES:

Raw materials                                    $1,454           $1,353
Work-in-process                                     310              236
Finished goods                                      554              553
                                                 ______           ______
Total inventories                                $2,318           $2,142
                                                 ======           ======

4. PROPERTY AND EQUIPMENT:

Office equipment                                 $  516           $  511
Software                                            108              108
Machinery and equipment                             322              322
Leasehold improvements                              126              126
Tooling and spares                                  338              338
Motor vehicles                                       14               24
                                                 ______           ______
Total property and equipment                      1,424            1,429
Less accumulated depreciation and amortization    1,263            1,243
                                                 ______           ______
Net property and equipment                       $  161           $  186
                                                 ======           ======

                           PRINTWARE, INC.
            NOTES TO CONDENSED FINANCIAL STATEMENTS
          QUARTERS ENDED JULY 1, 2000 AND JULY 3, 1999
                            (Continued)

                                                 July 1,        December 31,
                                                  2000              1999
                                                 ______         ___________
5. INTANGIBLE ASSETS:

License rights                                   $  560           $  560
Patents                                              54               54
                                                 ______           ______
Total intangible assets                             614              614
Less: accumulated amortization                      594              592
                                                 ______           ______
Net intangible assets                            $   20           $   22
                                                 ======           ======

6. ACCRUED EXPENSES:

Accrued payroll and related                      $   46           $   50
Accrued vacation and benefits                       185              187
Accrued professional services                        51               48
Accrued warranty reserve                             43               46
Accrued income taxes                                 24               28
Accrued other                                        40               48
                                                 ______           ______
Total accrued expenses                           $  389           $  407
                                                 ======           ======

7.  MARKETABLE SECURITIES
     The Company classifies its marketable securities as available-for-sale. At July 1, 2000 and December 31, 1999, securities available-for-sale are carried at fair value with the net unrealized holding gain or loss included in shareholders' equity.

8.  SHAREHOLDERS' EQUITY
     During the six months ended July 1, 2000, the Company issued 18,527 shares of Common Stock in connection with the Employee Stock Purchase Plan at prices of $2.28, $1.91 and $1.86 per share.

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

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements". SAB No. 101 summarizes certain of the SEC staff's view in applying generally accepted accounting principles to selected revenue recognition issues. SAB No. 101 is to be implemented by the Company no later than the fourth quarter of fiscal 2000. The Company is currently reviewing SAB 101 and its effects on the financial statements, but has not yet determined the effect on its financial position or results of its operations.

ITEM 2.                     MANAGEMENT'S DISCUSSION
                       AND ANALYSIS OR PLAN OF OPERATIONS

                  RESULTS OF OPERATIONS FOR THE QUARTER ENDED
                       JULY 1, 2000 AND JULY 3, 1999

    Total revenues for the second quarter of 2000 were $1.61 million, an increase of 27% from second quarter 1999 revenues of $1.27 million. The increase was due primarily to an increase in equipment sales in the second quarter of 2000 compared to the same quarter in 1999, and the addition of supplies products in 2000 for the Company's current generation of platesetters. The Company also earned its first Web-to-Plate revenues in this quarter.

    The Company's gross margin was $708,000 in the second quarter of 2000 versus $525,000 in the comparable quarter in 1999. Gross margin as a percentage of revenue increased to 44% in the second quarter 2000 from 41% in second quarter 1999. The increased margin in 2000 was due primarily to some specific equipment sales at above average historical prices combined with reduced manufacturing costs.

    Research and development expenses decreased to $145,000 in the second quarter 2000 from $180,000 in the second quarter in 1999. The decrease was largely due to lower headcount and related costs caused by the completion of the PlateStream development and despite increased expenses for the new Internet-related Web-to-Plate developments.

    Selling, general and administrative expenses decreased to $365,000 in the second quarter of 2000 from $429,000 in the second quarter of 1999. Selling expenses decreased by approximately $38,000 in the second quarter
2000 primarily due to loss of sales people that were in the process of being replaced at the end of the current period. General and administrative expenses were down approximately $26,000 in the second quarter of 2000 due primarily to improved efficiency and lower headcount.

    The proxy contest costs in the second quarter of 2000 were the result of a contested election of the Board of Directors. The Company incurred expenses for legal, proxy solicitation, and printing of $153,000, in support of the incumbent Board, with the expenses of the Committee to Improve Printware Shareholder Value for similar activities totaling $205,000. The proxy contest ended with the election of the dissident slate as the new Board of Directors on June 16, 2000. The Company has accrued for the reimbursement of the Committee's expenses pending approval by the new Board. Expenses are expected to be reimbursed in the third quarter 2000 if approved by the new Board.

    Interest and other income were $112,000 in the second quarter of 2000 compared to $185,000 in the same quarter in 1999. The decrease in interest income in 2000 was due to lower interest rates and a decrease in cash and investments of $4.8 million from the second quarter in 1999 compared to the same quarter in 2000. This was primarily due to the $3.0 million buyback of stock from Deluxe Corporation in July 1999, and the Company's financing of its leasing activity.

    The Company's income tax (benefit) expense primarily consists of federal and state taxes due in the current year and is based on the estimated annualized effective rate. In 1999, the Company did not record income taxes because income tax expense was offset by a reduction in the valuation allowance and the deferred.

RESULTS OF OPERATIONS FOR THE 6 MONTHS ENDED JULY 1, 2000 and JULY 3, 1999

    Total revenues for the first half of 2000 were $2.87 million, an increase of 31% from the same period in 1999. The increase in 2000 revenues versus the year-ago period was primarily due to an increase in equipment sales with a growing contribution from sales of the new supplies products for the current generation of platesetters.

    The Company's gross margin as a percentage of revenue in the first half of 2000 was 43%, up from 39% in the same period in 1999. This was due largely to higher-margin equipment sales in the first half of 2000, combined with lower manufacturing costs.


    Research and development expenses for the first half of 2000 decreased 19% over the same period in 1999 due primarily to the reduction in headcount.
The decrease was largely due to lower headcount and related costs caused by the completion of the PlateStream development and despite increased expenses for the new Internet-related Web-to-Plate developments.

    Selling, general and administrative expenses decreased $145,000 in the first half of 2000 compared to the same period in 1999. This was due to a 13% decrease in marketing and sales costs due largely to the attrition of personnel expected to be replaced later this year. General and administrative expenses decreased of 21% from the first half of 1999 primarily due to improved efficiency, reduction in headcount, and lower accrual of executive incentive compensation.

    Interest and other income were $236,000 in the first half of 2000 compared to $379,000 in the same period in 1999. The decrease in 2000 was due to lower interest rates and a decrease in cash and investments. This was primarily due to the $3.0 million buyback of stock from Deluxe Corporation in July 1999, and the Company's financing of its leasing activity.

    The Company's income tax (benefit) expense primarily consists of federal and state taxes due in the current year, and is based on the estimated annualized effective rates. In 1999, the Company did not record income taxes because income tax expense was offset by a reduction in the valuation allowance and deferred.

LIQUIDITY AND CAPITAL RESOURCES

    Working capital was over $9.6 million at July 1, 2000 compared to $10.5 at December 31, 1999. Cash, cash equivalents and investments decreased by approximately $1.0 million at July 1, 2000 compared to December 31, 1999. The decrease was primarily due to the establishment and funding of $596,000 for a Rabbi trust to cover potential payments to the Company's officers who are parties to change-in-control severance agreements with the Company.

    Management believes working capital is adequate for its current needs.


    As of July 1, 2000 the Company has no material commitments which would result in a significant cash outflow other than purchases of inventory and the financing of Platesetter leases.

                               PART II--OTHER INFORMATION

Item #4 Submission of Matters to a Vote of Security Holders

        a. An annual meeting of shareholders was held commencing on April 13, 2000 and concluding on June 16, 2000.

        b. The meeting resulted in the election as directors of the following individuals, all of whom were nominees in opposition to management's nominees:
Charles Bolger, Stanley Goldberg, Gary S. Kohler, Douglas M. Pihl, Roger C. Lucas, and Andrew J. Redleaf. No director previously holding office had a term of office continuing after the meeting.

        c. The voting for director nominees at the annual meeting was as follows:

                             For           Withheld          Broker Non-votes
Opposition Nominees:
Charles Bolger            1,506,102          51,000          Not Applicable
Stanley Goldberg          1,506,102          51,000          Not Applicable
Gary S. Kohler            1,506,102               0          Not Applicable
Douglas M. Pihl           1,506,102          51,000          Not Applicable
Roger C. Lucas            1,506,102          51,000          Not Applicable
Andrew J. Redleaf         1,506,102               0          Not Applicable

Management Nominees:
Daniel A. Baker           1,112,181          38,383          Not Applicable
Michael C. Berg           1,112,181          38,383          Not Applicable
Brian D. Shiffman         1,112,181          38,383          Not Applicable
Allen L. Taylor           1,112,181          38,383          Not Applicable
Victor H. Weiss           1,112,181          38,383          Not Applicable


        The voting to increase the number of directors to six was as follows:

        For             Against         Abstain      Broker Non-Votes

     1,553,802         1,151,574         2,300       Not Applicable


Item #6 Exhibits and Reports of Form 8-K

        a. Exhibits

           Exhibit 11. Statement re computation of per share earnings
           Exhibit 27. Financial Data Schedule

        b. Reports on Form 8-K

           A current report on Form 8-K was filed on June 20, 2000 to report under Item 1 (changes in Control of Registrant) of Form 8-K the election of a new board of six directors by a vote of the shareholders at the annual meeting that concluded on June 16, 2000. The results of the meeting are further detailed in Item #4 above.

                          PRINTWARE, INC.

                            SIGNATURES



     In accordance with the requirement of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   PRINTWARE, INC.
                                   Registrant


Date:  August 10, 2000             /s/ THOMAS W. PETSCHAUER

                                   ________________________
                                   Thomas W. Petschauer
                                   EXECUTIVE VICE PRESIDENT
                                   AND CHIEF FINANCIAL OFFICER
                                   (Principal Financial Officer)


Date:  August 10, 2000             /s/ DANIEL A. BAKER

                                   ________________________
                                   Daniel A. Baker, Ph.D.,
                                   PRESIDENT
                                   AND CHIEF EXECUTIVE OFFICER
                                   (Principal Executive Officer)

</TEXT