Form 10QSB
period 2000-09-30
PRINTWARE INC
filed 2000-11-14
CIK 801529

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10QSB


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        September 30, 2000

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

     Common Stock, no Par Value - 3,293,178 shares outstanding as of November 8, 2000.

                      PART I - FINANCIAL INFORMATION
                      ITEM 1. - FINANCIAL STATEMENTS

                            PRINTWARE, INC.

      CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
          3 AND 9 MONTHS ENDED SEPTEMBER 30, 2000 AND OCTOBER 2, 1999
                 DOLLARS IN THOUSANDS EXCEPT PER SHARE
                              (UNAUDITED)

                                       Three months ended  Nine months ended
                                       Sep 30    Oct 2    Sep 30    Oct 2
                                       ______    ______    ______    ______
                                        2000      1999      2000      1999
                                       ______    ______    ______    ______
TOTAL REVENUES                         $1,095    $1,355    $3,964    $3,541
COST OF REVENUES                          674       981     2,308     2,306
                                        ______   ______    ______    ______
GROSS MARGIN                              421       374     1,656     1,235

PERIOD COSTS:
  Research and development                147       177       446       547
  Selling, general and administrative     510       327     1,231     1,193
  Proxy contest costs                       2         -       360         -

                                       ______    ______    ______    ______
    Total                                 659       504     2,037     1,740
                                       ______    ______    ______    ______
LOSS FROM OPERATIONS                     (238)     (130)     (381)     (505)
OTHER INCOME (EXPENSE):
  Interest expense                          -         -         -         -
  Interest and other income               110       151       346       530
                                         _____    ______    ______    _____
(LOSS) INCOME BEFORE INCOME TAXES        (128)       21       (35)       25
INCOME TAX BENEFIT                         49        -         14         -
                                       ______    ______    ______    ______
NET (LOSS) INCOME                      $  (79)   $   21    $  (21)   $   25
                                       ======    ======    ======    ======
NET (LOSS) INCOME PER COMMON SHARE:
 BASIC AND DILUTED                     $ (.02)   $  .01    $ (.01)   $  .01
                                       ======    ======    ======    ======

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING--BASIC
 AND DILUTED                        3,288,134 3,681,397 3,279,266 4,455,639
                                    ========= ========= ========= =========

OTHER COMPREHENSIVE (LOSS) INCOME
 BEFORE TAX:
  Unrealized gains on securities:
    Unrealized holding losses
     arising during period             $   59   $  (25)   $    36   $ (275)
    Add reclassification adjustment
     for (loss) included in net income      -        -         (1)       -
                                       ______    ______    ______    ______

OTHER COMPREHENSIVE (LOSS) INCOME,
 BEFORE TAX                                59      (25)        35     (275)

INCOME TAX BENEFIT (EXPENSE) RELATED
 TO ITEMS OF OTHER COMPREHENSIVE
 INCOME                                   (24)     (25)       (11)      96
                                       ______    ______    ______    ______

OTHER COMPREHENSIVE INCOME (LOSS),
 NET OF TAX                            $   35    $ (50)    $   24   $ (179)
                                       ======    ======    ======   ======

COMPREHENSIVE (LOSS) INCOME            $  (44)   $ (29)    $    3   $ (154)
                                       ======    ======    ======   ======

See notes to condensed financial statements.

                            PRINTWARE, INC.

                    CONDENSED BALANCE SHEETS
        DOLLARS IN THOUSANDS EXCEPT PER SHARE INFORMATION
                              (UNAUDITED)

                                ASSETS

                                           September 30,        December 31,
                                               2000                1999
                                           ____________         ____________
CURRENT ASSETS:
  Cash and cash equivalents                    $   648            $    56
  Marketable securities available-for-sale       5,733              7,492
  Receivables                                      440                445
  Lease receivables--current                       968                757
  Inventories                                    2,472              2,142
  Deferred income taxes--current                   415                426
  Prepaid expenses                                 109                 56
                                               _______            _______
    Total Current Assets                        10,785             11,374

PROPERTY AND EQUIPMENT, net of accumulated
 depreciation and amortization                     149                186
INTANGIBLE ASSETS, net of accumulated
 amortization                                       20                 22
LEASE RECEIVABLES--long-term                     2,169              1,717
DEFERRED INCOME TAXES--long-term                 2,066              2,057
RESTRICTED ASSETS HELD IN TRUST                    607                  -
                                               _______            _______
                                               $15,796            $15,356
                                               =======            =======

                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                             $   724            $   392
  Accrued expenses                                 447                407
  Deferred revenues                                 25                 35
                                               _______            _______
    Total Current Liabilities                    1,196                834

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred Stock, no specified par value;
   1,000,000 shares authorized;
   none issued and outstanding                       -                  -

  Common Stock, no par value, authorized
   15,000,000 shares; issued and outstanding
   3,293,178 shares at September 30, 2000;
   3,269,494 shares at December 31, 1999,
   respectively                                 19,105             19,031
  Accumulated deficit                           (4,467)            (4,446)
  Accumulated other comprehensive loss             (38)               (63)
                                               _______            _______
    Total shareholders' equity                  14,600             14,522
                                               _______            _______

                                               $15,796            $15,356
                                               =======            =======

See notes to condensed financial statements.

                            PRINTWARE, INC.

                  CONDENSED STATEMENTS OF CASH FLOWS
              9 MONTHS ENDED SEPTEMBER 30, 2000 AND OCTOBER 2, 1999
                           DOLLARS IN THOUSANDS
                              (UNAUDITED)

                                             September 30,        October 2,
                                                 2000               1999
                                                _______            ______

OPERATING ACTIVITIES:
Net (loss) income                               $  (21)             $  25
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                     48                 52
  Warrants issued for services                      26                  -
  Provision for bad debts                            -                  9
  Provision for inventory write-downs               81                 45
  Deferred income taxes                              2                (86)
  Changes in operating assets and liabilities:
    Receivables                                      5                204
    Inventories                                   (411)              (407)
    Prepaid expenses                               (53)               (23)
    Accounts payable                               332                (16)
    Accrued expenses                                40                (32)
    Deferred revenues                              (10)                (1)
                                                ______             ______
     Net cash used in operating activities          39               (230)

INVESTING ACTIVITIES:
  Purchases of available-for-sale securities         -             (1,275)
  Maturities and sales of available-for-sale
   securities                                    1,784              4,834
  Increase in lease receivables                   (663)              (833)
  Purchases of property and equipment              (11)               (30)
  Proceeds from sale of property and equipment       2                  -
  Increase in other assets                        (607)                 -
                                                ______              ______
     Net cash provided by
      investing activities                         505               2696

FINANCING ACTIVITIES:
  Proceeds from issuance of Common Stock            48                 46
  Common Stock redeemed and retired                  -             (3,016)
                                                ______             ______
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                              592               (504)
CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                                56                654
                                                ______             ______
CASH AND CASH EQUIVALENTS,
 END OF PERIOD                                  $  648             $  150
                                                ======             ======
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Cash paid during the period for:
    Income taxes                                $    -             $    -
                                                ======             ======
    Interest                                    $    -             $    -
                                                ======             ======

See notes to condensed financial statements.

                            PRINTWARE, INC.

                NOTES TO CONDENSED FINANCIAL STATEMENTS
      3 AND 9 MONTHS ENDED SEPTEMBER 30, 2000 AND OCTOBER 2, 1999

1. INTERIM FINANCIAL INFORMATION

    The accompanying condensed balance sheet as of September 30, 2000 and the condensed statements of operations and comprehensive income for the three and nine months ended September 30, 2000 and October 2, 1999, and the condensed statements of cash flows for the nine months ended September 30, 2000 and October 2, 1999 are unaudited. In the opinion of management, such unaudited financial statements include all adjustments, consisting of only normal, recurring accruals necessary for a fair presentation thereof. The results of operations for any interim period are not necessarily indicative of the results for the year.

                                             September 30,      December 31,
                                                 2000              1999
                                             _____________      ____________
2. INVENTORIES:

Raw materials                                    $1,002           $1,353
Work-in-process                                     262              236
Finished goods                                    1,208              553
                                                 ______           ______
Total inventories                                $2,472           $2,142
                                                 ======           ======

ITEM 2.                     MANAGEMENT'S DISCUSSION
                       AND ANALYSIS OR PLAN OF OPERATIONS

                  RESULTS OF OPERATIONS FOR THE QUARTER ENDED
                    SEPTEMBER 30, 2000 AND OCTOBER 2, 1999

    Total revenues for the third quarter of 2000 were $1.10 million, a decrease of 19% from third quarter 1999 revenues of $1.36 million. The decrease was due primarily to a decrease in equipment sales in the third quarter of 2000 compared to the same quarter in 1999 due to a depleted backlog at the beginning of the quarter. Sales of supplies products in the third quarter of 2000 increased 42% compared to the same period in 1999, all from supplies for the Company's current generation of platesetters that were not yet available in the 1999 quarter.

    The Company's gross margin was $421,000 in the third quarter of 2000 versus $374,000 in the comparable quarter in 1999. Gross margin as a percentage of revenue increased to 38% in the third quarter 2000 from 28% in third quarter 1999. The increased margin in 2000 was due primarily to reduced manufacturing costs and to higher expenses in the 1999 quarter for service costs and write-offs of certain obsolete inventory.

    Research and development expenses decreased to $147,000 in the third quarter 2000 from $177,000 in the third quarter in 1999. The decrease was largely due to lower headcount and related costs caused by the completion of the PlateStream development, and despite increased expenses for development of the new low-priced PlateStream-SC platesetter model and Internet-related Web-to-Plate development activities.

    Selling, general and administrative expenses increased to $512,000 in the third quarter of 2000 from $327,000 in the third quarter of 1999.
Selling expenses increased by approximately $16,000 in the third quarter
2000 primarily due to recruiting of four field sales people in the current period. General and administrative expenses were up by approximately $143,000 in the third quarter of 2000 due primarily to expenses from retaining consultants in strategic planning and market research, combined with additional expenses for corporate development, directors and officers insurance, and legal fees. In addition, general and administrative expenses in the 1999 quarter were reduced due a reduction of $61,000 of accruals of executive incentive compensation.

    The proxy contest costs in the second quarter of 2000 were the result of a contested election of the Board of Directors. The Company incurred expenses for legal, proxy solicitation, and printing of $153,000 in support of the incumbent Board, with the expenses of the Committee to Improve Printware Shareholder Value ("the Committee") for similar activities totaling $205,000. The proxy contest ended with the election of the Committee's slate as the new Board of Directors on June 16, 2000. The Company accrued for the reimbursement of the Committee's expenses in the second quarter of 2000.

    Interest and other income were $110,000 in the third quarter of 2000 compared to $151,000 in the same quarter in 1999. The decrease in interest income in 2000 was due to lower interest rates and a decrease in cash and investments of $1.6 million from the third quarter in 1999 compared to the same quarter in 2000. The decrease in cash and investments was primarily due to increased financing of leases and the establishing of a Rabbi trust, restricted assets held in trust, related to the change in control severance agreements with the Company's officers.

   The Company's income tax (benefit) expense primarily consists of federal and state taxes due or receivable in the current year and is based on the estimated annualized effective rate of 38%. In 1999, the Company did not record income taxes because income tax expense was offset by a reduction in the valuation allowance on the deferred tax assets.

RESULTS OF OPERATIONS FOR THE 9 MONTHS ENDED SEPTEMBER 30, 2000 and OCTOBER 2, 1999

    Total revenues for the first nine months of 2000 were $3.96 million, an increase of 12% from the same period in 1999. The increase in 2000 revenues versus the year-ago period was primarily due to sales of new supplies products for the current generation of platesetters that were not yet available for sale in the 1999 period.

    The Company's gross margin as a percentage of revenue in the first nine months of 2000 was 42%, up from 35% in the same period in 1999. This was due largely to higher-margin equipment sales in the first nine months of 2000, combined with lower manufacturing costs.

    Research and development expenses for the first nine months of 2000 decreased 23% over the same period in 1999. The decrease was largely due to lower headcount and related costs caused by the completion of the PlateStream development, and despite increased expenses for development of the new low-priced PlateStream-SC, platesetter model, and Internet-related Web-to-Plate development activities.

    Selling, general and administrative expenses increased $398,000 in the first nine months of 2000 compared to the same period in 1999. This included a 7% decrease in marketing and sales costs due largely to the attrition of personnel that were replaced by the end of the third quarter. General and administrative expenses increased 95% over the first nine months of 1999 primarily due to $456,000 of proxy contest related costs.

    Interest and other income totaled $346,000 in the first nine months of 2000 compared to $530,000 in the same period in 1999. The decrease in 2000 was due to lower interest rates and a decrease in cash and investments. The decrease in cash and investments was primarily due to increased financing of leases and the establishment of a Rabbi trust, restricted assets held in trust, related to the change in control severance agreements with the Company's officers.

    The Company's income tax (benefit) expense primarily consists of federal and state taxes due or receivable in the current year, and is based on the estimated annualized effective rates of 38%. In 1999, the Company did not record income taxes because income tax expense was offset by a reduction in the valuation allowance on the deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

    Working capital was $9.6 million at September 30, 2000 compared to $10.5 at December 31, 1999. Cash, cash equivalents and investments decreased by approximately $1.2 million at September 30, 2000 compared to December 31, 1999. The decrease was primarily due an increase in lease receivables of $663,000 and to the establishment and funding of $607,000 (including interest) for a Rabbi trust to cover potential payments to the Company's officers who are parties to change-in-control severance agreements with the Company.

    The Company is exploring the transfer of its lease portfolio to a third party leasing company. While no final decisions have been made by the Company regarding such a transfer, if a transfer occurred it would be expected to result in a loss between $100,000 and $300,000 and, depending upon the transaction structure, would be accounted for either as a sale or financing. The transfer would add between $2.6 million and $2.8 million to cash and cash equivalents.

    Management believes working capital is adequate for its current needs. As of September 30, 2000 the Company has no material commitments which would result in a significant cash outflow other than purchases of inventory.

                               PART II--OTHER INFORMATION

Item #2 Changes in Securities and Use of Proceeds

       Pursuant to a consulting contract (see Exhibit 10 filed herewith) between the Company and Stanley Goldberg, a director of the Company, and his business development firm Goldmark Advisors, warrants were granted to purchase 25,000 shares of the Company's common stock. The warrants are exercisable at $2.375, the market value of such common stock on the warrant issuance date July 27, 2000. The value of the warrants was calculated at approximately $26,000 using the Black-Scholes pricing model and was included in expenses for the third quarter 2000. The warrants are immediately 100% vested. The warrants' term is five years and their provisions contain rights and privileges relating to dilution.

Item #5 Other Information

1. The Board of Directors amended the Company's Bylaws effective as of July 27, 2000. The full text of the Bylaw amendment is attached as an exhibit hereto. The Bylaw amendment establishes an advance notice provision for shareholders who wish to bring business before a shareholders' meeting and also establishes a procedure that shareholders must follow if they wish to nominate directors for election.

   The proxy rules of the Securities and Exchange Commission permit shareholders of a company, after timely notice to the company, to present proposals for shareholder action in the Company's Proxy Statement where such proposals are consistent with applicable law, pertain to matters appropriate for shareholder action and are not properly omitted by action of the Company in accordance with the proxy rules. In order for a shareholder proposal to be considered for inclusion in the Proxy Statement for the 2001 Annual Meeting of Shareholders, the proposal prepared in accordance with the proxy rules must be received by the Secretary of the Company in writing no later than January 10, 2001. In addition, if the Company receives notice of a shareholder proposal before March 18, 2001 or after April 17, 2001, such proposal will be considered untimely pursuant to Rules 14a-4 and 14a-5(e) and the persons named in proxies solicited by the Board of Directors for its fiscal 2001 Annual Meeting of Shareholders may exercise discretionary voting power with respect to such proposal.

   The Company's Bylaws provide that certain additional requirements be met in order that business may properly come before the shareholders at the Annual Meeting. Among other things, shareholders intending to bring business before the Annual Meeting or intending to nominate directors for election must provide written notice of such intent to the Secretary of the Company. Such notice must be given not less than 60 days nor more than 90 days prior to a meeting date corresponding with the previous year's Annual Meeting date, and must contain certain required information. Shareholders desiring to bring matters for action at an Annual Meeting or to nominate directors should review the Bylaw amendment attached as an exhibit to this Form 10-QSB.

2. The Company entered into a consulting contract with Stanley Goldberg, a current director of the Company, and his business development firm Goldmark Advisors. This contract is filed herewith as Exhibit 10. The contract has subsequently been extended for an additional 30-day period.

3. The Company is negotiating an agreement with Thomas W. Petschauer, the Company's Executive Vice President and Chief Financial Officer, on terms of the termination of Mr. Petschauer's employment. Mr. Petschauer's employment is expected to end in early 2001. The Company plans to accrue and charge to operations an amount approximately equal to the payment which would have been due Mr. Petschauer under his change in control severance agreement to cover anticipated severance payments to Mr. Petschauer.

Item #6 Exhibits and Reports of Form 8-K

        a. Exhibits

           Exhibit  3. Amendment to the Bylaws
           Exhibit 10. Consulting contract with a director
           Exhibit 11. Statement re computation of per share earnings
           Exhibit 27. Financial Data Schedule

        b. Reports on Form 8-K

           No reports have been filed on Form 8-K during this quarter.

                          PRINTWARE, INC.

                            SIGNATURES

     In accordance with the requirement of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   PRINTWARE, INC.
                                   Registrant


Date:  November 14, 2000           /s/ THOMAS W. PETSCHAUER

                                   ________________________
                                   Thomas W. Petschauer
                                   EXECUTIVE VICE PRESIDENT
                                   AND CHIEF FINANCIAL OFFICER
                                   (Principal Financial Officer)


Date:  November 14, 2000           /s/ DANIEL A. BAKER

                                   ________________________
                                   Daniel A. Baker, Ph.D.,
                                   PRESIDENT
                                   AND CHIEF EXECUTIVE OFFICER
                                   (Principal Executive Officer)
</TEXT