Form 10KSB
period 2000-12-31
PRINTWARE INC
filed 2001-03-30
CIK 801529

                   SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                           FORM 10-KSB
                          ANNUAL REPORT
                       PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


[X]  Annual Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

For the year ended December 31, 2000
                                       OR
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

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      YES [X]        NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained, and will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for the most recent fiscal year ended December 31, 2000 totaled $5,154,183.

Based upon the $2.3125 per share closing sales price of the registrant's common stock as of March 28, 2001, the aggregate value of the shares of Common Stock held by nonaffiliates as of such date was approximately $7,627,733.

Common Stock - 3,298,479 shares outstanding as of March 28, 2001.

                   Documents Incorporated By Reference

Portions of the Proxy Statement for Printware, Inc.'s 2001 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-KSB to the extent described in Part III.

                                   PART I

    Statements included in this Form 10-KSB, in the Company's Annual Report, elsewhere in this Report, in future filings by the Company with the SEC, in the Company's press releases, and in oral statements made with the approval of an authorized executive officer which are not historical or current facts, are forward-looking statements made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any forward-looking statements which speak only as of the date made. The following important factors, among other things, in some cases have affected and in the future could affect the Company's actual results and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement: the introduction of competing products with performance equivalent to or exceeding that of the Company's products, a claim (whether or not successfully made) that the Company's products infringe a patent held by another company or individual, any performance problems involving the Company's products, changes in technology that could cause the Company's products to become obsolete, the departure of key members of management and/or key employees, and general economic conditions. The foregoing list should not be construed as exhaustive and the Company disclaims any obligation subsequently to revise or update any previously made forward-looking statements. Unanticipated events are likely to occur.

ITEM 1.  BUSINESS.

    Printware designs, builds and markets "Computer-to-Plate" pre-press systems used to create printing plates directly from computers or the Internet. Computer-to-Plate systems are referred to as "Platesetters," which replace the traditional process of typesetting, paste-up, camera work and processing film. Computer-to-Plate is a fast-growing segment of the printing equipment market.

    The key benefits of Computer-to-Plate technology are:
     - Lower operating costs due to savings in supplies and labor;
     - Faster turnaround times;
     - Electronic job archiving; and
     - Internet connectivity


    The heart of Printware's Platesetters is a high-resolution laser marker system, the key technology obtained from The 3M Company ("3M"). The system is based on a resonant galvanometer, which management believes has certain performance advantages over conventional systems that use rotating multifaceted mirrors. The method was first used in Printware's laser printers, then later in its Platesetters.

    Printware was organized in 1985 and began deliveries of its first product, a high resolution laser printer, in 1987. In 1988 Printware began selling its first Platesetter, which was based on electrostatic technology. Printware subsequently expanded its product line with filmsetters. In 1993, however, Printware began to focus exclusively on Computer-to-Plate systems which resulted in improved profitability. In 1995, Printware completed development of and began to deliver photographic (silver-halide) Platesetters sold under private label. The Company added a line of lower-cost silver-halide models in 1997 under the "PlateStream" brand name.

    The Company has sold supplies, primarily plate material, for use in its electrostatic Platesetters for more than ten years. In late 1999, the Company introduced a new line of digital supplies which are marketed under the "SilverStream" brand name for use in its newer PlateStream Platesetters. The Company continued to drive growth of its "SilverStream" supplies business throughout 2000.

    In 1999 Printware began selling equipment into the growing Internet-printing market and developed its own web interface to provide end-to-end integration of the Internet to printing presses. This system is referred to hereafter as "web-to-press". Revenues generated from web-to-press activities have been growing but have not been significant to date.

MERGER AND ACQUISITION ACTIVITIES

    The Company has had a variety of business combination and acquisition related discussions with several companies with the objective of either augmenting its technology portfolio, broadening its distribution base or otherwise increasing shareholder value. There is no assurance, however, that any such mergers or acquisitions can be completed and, if they were completed, there is no assurance they would increase shareholder value.


PRODUCTS

    Printware's primary products are silver-halide Platesetters, associated service and training and related consumable chemistries and plate materials. The Company provides web-to-press systems for Internet-based ordering of printed materials. In 1999, the Company introduced its private label digital plate material and chemistry for its silver-halide Platesetters. The Company also sells service, training and supplies for its older electrostatic Platesetters.

    WEB-TO-PRESS SYSTEMS. Web-to-press systems allow customers to specify, preview and quickly fulfill printed materials over the Internet. Printware web-to-press systems include Web interfaces, raster image processors and platesetters.

    SILVER-HALIDE PLATESETTERS. These products use versatile silver-halide plate material for a wide range of printing applications. A laser "writes" the digital image on the plate; at very high speed and the plate is developed and fixed, similar to black and white photography. The units have the largest plate capacity in the industry. Finished plates exit the machine already dried, cut to exact size and press-ready. These units are available with integrated punches compatible with press registration systems. Printware sells these products under its PlateStream brand name. Current PlateStream models include a model for 13.4" wide plates, and the PlateStream 46 for 18" plates. End-user pricing is $35,000 to $80,000 depending on the model and configuration.

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

    SUPPLIES. The Company began to ship its private label "SilverStream" silver-halide plate material and chemistry for use in its PlateStream Platesetter line in late 1999. This plate material is viewed as an integral part of the Company's computer-to-plate business. Printware also sells supplies for its installed base of older electrostatic Platesetters, consisting primarily of digital electrostatic plate material. This type of Platesetter is no longer a significant part of the Company's product mix. Most of these electrostatic-related supplies are sold in the check printing industry.

MARKETING

    In order to provide lower-priced products to reach a broader market, the Company introduced its PlateStream line of silver-halide Platesetters. The products are sold through graphic arts dealers and Printware's own direct sales force. Printware's field sales force has offices in the New York, San Francisco, Phoenix, Cleveland, Miami and Dallas metropolitan areas. In 2000 the Company announced a distribution agreement with PrintNation.com, which claims to be the world's largest supplier of printing equipment and supplies, to distribute the PlateStream through its business-to-business
Web site.

With the introduction of SilverStream supplies in late 1999, the Company can now "bundle" supplies agreements with Platesetter equipment sales, a common industry practice.

In late 2000, the Company introduced the PlateStream SC model. This product is marketed to sell to relatively smaller sized commercial printers at prices of $35,000-$45,000 depending on options.

LEASING

    In 1997, Printware established a self-administered, self funded direct finance leasing program to help customers finance purchases of the Company's equipment. At the end of 2000, the Company entered into an agreement to sell the majority of its portfolio of direct finance leases to a third party and announced that it anticipates utilizing financial resources of third party leasing firms to finance future sales of its equipment.

COMPETITION

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

    OTHER PLATESETTERS. The Company faces significant competition from other silver-halide Platesetters. Management believes the most significant of these competitors include A.B.Dick Company and Purup-Eskofot A/S. The Company believes that its advantages over those competitive products include higher speed, less plate waste and integrated punching capability. There are many competitive Platesetters which use metal plates. Most of the competitive devices are relatively expensive and use expensive supplies. Most competitive metal Platesetters are geared toward larger format high-end color printing. Printware's products are focused at mainstream, smaller presses and mid-range quality market sectors of which management believes currently account for most printing. Management believes it has an advantage in Internet connectivity over the competition, but there can be no assurance that this advantage can be sustained.

    INTERNET COMPETITION. There are a number of other companies with Web interface software and Internet technology that compete with the front-ends of Printware's Web-to-Press systems. These companies include Collabria, Inc., iPrint.com. and ImageX.com. Printware believes its Internet technology provides better data integrity than other software and a more seamless interface to output devices such as platesetters. Management believes Printware is the only company that can provide all elements of Web-to-Press systems including the Internet interface, RIPs and Platesetters.

    FILM IMAGERS. Digital film imagers are used in the traditional multi-step platemaking process being obviated by Platesetters. Several film imager manufacturers are attempting to adapt film imagers to image plates directly.

Competitors in this category include the Agfa Corporation, Monotype Systems, Inc. and ECRM Inc. Based on discussions with customers, the Company believes that such "plate-enabled" film imagers represent a slow, awkward approach compared to the Company's Platesetters. The Company's systems are self-contained, providing so-called "dry-to-dry" operation. The Company's Platesetters are also faster than most film imagers and, unlike film imagers, have virtually no plate waste.

    SUPPLIES COMPETITION. Printware's new SilverStream silver-halide plate material faces stiff competition from the industry leader, Mitsubishi, from Agfa and from private labels sourced from Mitsubishi and Agfa. The Company believes its plate material will be very competitive in quality and price, and expects to see this supplies area grow in the foreseeable future. Printware has significant competition for supplies for its electrostatic platesetters from a Japanese paper mill which sells through a U.S. distributor. Printware has addressed the competitive threat with lower prices where appropriate and programs to bundle supplies with support contracts.

SUPPLIERS

    The Company has a number of single-source suppliers for materials that are critical to production or use of its products. These include the suppliers of the Company's electrostatic paper and metal plate materials and various chemistries, silver-halide plate material and chemistry, and certain key components used in Platesetters and/or ZAPrip raster image processors. Significant interruption of supply from any of these vendors could have a material adverse effect on the Company.

PRODUCT SUPPLY AGREEMENTS

    The Company has the non-exclusive right to sell silver-halide plate material made by a third party plate supplier. The Company has the exclusive right to sell the electro-static plate materials made by its suppliers. The Company has non-exclusive rights to raster image processing software used in the ZAPrip and to the plate processor module used in its silver-halide Platesetters. All of the product supply agreements to which the Company is a party can be canceled by either party under certain circumstances. Such cancellation could seriously jeopardize the Company's ability to provide products that are critical to the Company's revenues.

CUSTOMERS
    Printware markets its products to a wide range of printers. Nearly half of the largest twenty printers in the U.S. have purchased Printware equipment.
The Company also has a growing installed base in small commercial printing establishments.

    The Company has a presence in business-to-business and business-to-consumer Internet-based printing with customers such as Lason, Inc., Taylor Corp., and Mutual Engraving & Printing Company. Internet printed products include business cards, stationery, invitations and promotional products.

PROPRIETARY RIGHTS

    PATENTS AND TRADE SECRETS. Printware's policy is to protect its technology by seeking patents, maintaining certain trade secrets and continuing technological innovation. As of December 31, 2000, the Company had rights to 19 patents, consisting of 13 granted to Printware and six licensed from 3M. The 3M patents expire between 2002 and 2004. Royalties which the Company paid to 3M in 2000 and 1999 for licenses of these patents were not material to the Company. The Company's own patents begin to expire in 2004. In addition to patents, the Company relies on trade secrets and other unpatented proprietary technology. Printware seeks to protect its trade secrets and proprietary know-how with confidentiality agreements with employees and suppliers. There can be no assurance that the Company's patent portfolio will provide a competitive advantage in the future, or that the Company's agreements will adequately protect its trade secrets.

    TRADEMARKS. The Company obtained a registered trademark for the PlateStream mark from the U.S. Patent and Trademark office in 1998. The Company previously had the ZAPrip mark registered. The Company has applied for a registered trademark for its new silver-halide brand, SilverStream, and expects to receive such registration in 2001. The Company believes its registered trademarks may be valuable to developing and protecting its brand name recognition, which in turn may be instrumental in growing its market share.

RESEARCH AND DEVELOPMENT

    In 2000 the Company's research and development focused primarily on development of PlateStream SC and improvements to its Platesetter PlateStream line. Projects included a software control panel, allowing the platesetter to be "seen" over the Internet or via dedicated line, new punch configurations and software programs to enhance workflow efficiency, including a turnkey scanner system. The Company also began development of Web-to-press software products to allow printers to seamlessly accept and fulfill customer orders over the Internet.

EMPLOYEES

    As of December 31, 2000, Printware had 40 employees, including 39 full-time employees and one part-time employee. Of the 39 full-time employees, 11 were in manufacturing, 14 were in marketing, sales and customer service, eight were in research and development and six were in general and administrative functions. Management considers the future success of the Company to be dependent in part upon its continued ability to maintain a highly-skilled workforce and to attract, motivate and retain qualified employees. No Printware employees are covered by collective bargaining agreements and the Company considers its relationship with its employees to be good.

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

ITEM 3.  LEGAL PROCEEDINGS.

    The Company is not involved in any and is not aware of any pending or threatened legal actions.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to security holders during the fourth quarter of 2000.

                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

    The Company's Common Stock is traded on The Nasdaq National Market under the symbol PRTW. The high and low closing sales prices for each quarter of 2000 and 1999 are as follows:


    Fiscal Year Ended December 31, 2000         High          Low
    ___________________________________         _____         _____
    First Quarter                               $3.75         $2.19
    Second Quarter                               3.00          2.38
    Third Quarter                                2.88          2.31
    Fourth Quarter                               2.94          2.06

    Fiscal Year Ended December 31, 1999         High          Low
    ___________________________________         _____         _____
    First Quarter                               $3.50         $2.75
    Second Quarter                               2.75          2.25
    Third Quarter                                2.50          2.25
    Fourth Quarter                               2.34          1.88


    As of December 31, 2000 the Company had approximately 971 shareholders of record. Printware has been informed, however, that there are in excess of 980 beneficial owners of the Company's Common Stock.

    The Company has not paid and does not presently intend to pay any dividends on its Common Stock.

ITEM 6.
                           MANAGEMENT'S DISCUSSION
                 AND ANALYSIS OF FINANCIAL CONDITION AND
                           RESULTS OF OPERATIONS

General

    The information appearing below relates to prior periods, the results of operations for which periods are not necessarily indicative of the results which may be expected for any subsequent periods. Management has made no predictions or estimates as to future operations, and no inferences as to future operations should be drawn.

Results of Operations

    The table shown below summarizes the percentage of revenues for the various items for the periods indicated.

                                       Years Ended December 31,
                                       ________________________
                                         2000             1999
                                       _______          _______

Equipment revenues                        50.0%           56.0%
Supplies revenues                         33.0            27.0
Other                                     17.0            17.0
                                       _______         _______
Total revenues                           100.0           100.0
Cost of revenues                          66.9            77.8
                                       _______         _______
Gross margin                              33.1            22.2
Research and development                  11.5            15.0
Selling, general and administrative       56.6            32.8
                                       _______         _______
Loss from operations                     (35.0)          (25.6)
Other income, net                         13.2            17.0
                                       _______         _______
Loss before income taxes                 (21.8)           (8.6)
Income taxes benefit                      11.5            14.6
                                       _______         _______
Net (loss) income                        (10.3)            6.0%
                                       =======         =======


    Revenues in 2000 were $5,154,000. This represents an increase of $583,000 or 12.8% over 1999 revenues. The increase in revenues was caused by a $477,000 increase in sales of supplies, substantially all of which consists of sales generated as a result of the launch of the Company's line of SilverStream plate material and chemicals in the fourth quarter of 1999. The balance of the increase, $106,000, was due to sales of equipment, supplies and services.

    Gross margins in 2000 were 33.1%, up from 22.2% in 1999. Gross margins in 1999 were 10.9 percentage points below 2000 gross margins due primarily to the fact that the 1999 margins were affected by high fixed production costs on less than expected shipments of PlateStream units. In addition, the Company recorded write downs of inventory in 1999 totaling $431,000, representing 9.4 points of margin. In 2000, inventory write downs were $309,000, representing
6.0 margin points.

    Research and development expenses in 2000 decreased by $95,000 or 13.8% compared to 1999 due mainly to the timing of product design activity and overall expense management.

    Selling, general and administrative expenses increased by $1,425,000 in 2000. This is a 95.2% increase versus 1999 and was primarily the result of costs incurred due to a change in corporate governance and the impact of significant decisions made therefrom. In particular, during 2000, a group of Printware shareholders sought to replace the Company's board of directors.
A proxy contest ensued. The majority of Printware shareholders ultimately voted to replace the Company's board of directors. Total costs associated with the proxy contest were approximately $361,000 and both the costs incurred by the Company and the group of shareholders were borne by Printware. After the new board of directors was installed, certain special purpose legal and consulting expenses were incurred in order to help evaluate the Company's business, its markets, its personnel, its business model and its business strategy. Those expenses totaled $183,000. The Company's chief executive officer and chief financial officer left the Company's employment and were subsequently replaced. Printware incurred $503,000 in severance costs for these former officers, the amount of which had already been contractually agreed to by the Company's previous board of directors and these former officers. Such severance funds had also been set aside in a Rabbi trust for the benefit of the chief executive officer and chief financial officer and were paid out in 2001. Based on the board of directors' decision to sell the below-market-rate underlying lease contracts to a third party, Printware also recorded a $200,000 charge in 2000 to write down the portfolio to estimated realizable value. The Company also recorded an allowance for uncollectible lease receivables of $96,000 relative to certain lease contracts in the portfolio which were not sold to the third party financing source.

    Non-operating income of $678,000 in 2000 is comprised principally of interest income earned on lease receivables and interest bearing investments. Non-operating income declined $97,000 or 12.5% in 2000 primarily due to the Company's repurchase of stock during 1999 which reduced its interest bearing investment portfolio by approximately $3 million, due to lower average yields on the Company's leases and interest bearing investments.

    During 2000, the Company adopted Staff Accounting Bulletin (SAB) 101 - Revenue Recognition in Financial Statements. The adoption had no material effect on the financial statements.

    During 2000, the Company has adopted Emerging Issue Task Force 00-10, Accounting for Shipping and Handling Costs. As a result of adoption, shipping and handling fees of $83,221 and $70,479 previously reported net against cost of sales have been recorded as other revenue for the years ended December 31, 2000 and 1999.

    The Company recorded an income tax benefit of $593,000 in 2000. The income tax benefit is $75,000 less than 1999. In 1999 the income tax benefit included the favorable effect of reducing a valuation allowance on deferred tax assets relating primarily to net operating losses incurred prior to 1994. As of December 31, 2000 there is no valuation allowance on the deferred tax asset as management believes it is more likely than not that the tax benefits will be realized in future periods.

Financial Condition

    During 2000 the Company's cash and cash equivalents increased $366,000. Operating activities used $2,986,000 in cash as a result of sustaining a $534,000 after tax loss for the year and as a result of net changes in operating assets and liabilities of $2,478,000. The use of $2,478,000 in cash relating to operating assets and liabilities was caused by an increase in receivables of $2,914,000, which principally consisted of a receivable from a third party financing source relating to the sale of the Company's direct finance lease portfolio, offset by the net effect of changes in other current asset and current liability accounts. Net cash provided by investing activities was $3,304,000 in 2000 and consisted of $1,765,000 in maturities of available-for-sale-securities, a $1,361,000 decrease in sales type leases and $805,000 in payments on sales-type leases. The cash which was provided by financing activities consisted of $48,000 in proceeds from the issuance of the Company's common stock.

    The Company had approximately $6.2 million of cash and short-term investments on hand as of December 31, 2000. Working capital was in excess of $10.8 million. The Company had no long-term debt or lines of credit and management believes its working capital is adequate to meet current needs.

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


                            QUARTERLY RESULTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                       FIRST       SECOND        THIRD       FOURTH
                      QUARTER      QUARTER      QUARTER      QUARTER
                      _______      _______      _______      _______
    2000
Revenue               $ 1,250      $ 1,581      $ 1,053      $ 1,270
Cost of Revenues          737          897          673        1,139
                      _______      _______      _______      _______
Gross Profit              513          684          380          131
Operating Income
  (Loss)                    3         (184)        (280)      (1,344)
                      _______      _______      _______      _______
Net Income (Loss)     $   104      $   (17)     $   (72)     $  (549)
                      =======      =======      =======      =======
Per Share-Basic       $   .03      $  (.01)     $  (.02)     $  (.17)
                      =======      =======      =======      =======
Per Share-Diluted     $   .03      $  (.01)     $  (.02)     $  (.17)
                      =======      =======      =======      =======
Average Shares
Outstanding             3,275        3,283        3,288        3,293
                      =======      =======      =======      =======

    1999
Revenue               $   910      $ 1,260      $ 1,341      $ 1,060
Cost of Revenues          599          762        1,000        1,195
                      _______      _______      _______      _______
Gross Profit (Loss)       311          498          341         (135)
Operating Loss           (316)        (111)        (163)        (578)
                      _______      _______      _______      _______
Net (Loss) Income     $   (97)     $   101      $    21      $   250
                      =======      =======      =======      =======
Per Share-Basic       $  (.02)     $   .02      $   .01      $   .08
                      =======      =======      =======      =======
Per Share-Diluted     $  (.02)     $   .02      $   .01      $   .08
                      =======      =======      =======      =======
Average Shares
Outstanding             4,835        4,842        3,681        3,269
                      =======      =======      =======      =======


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    See Financial Statements and Notes, which are set forth beginning on page F-1 of this form 10-KSB, following the signature page.

ITEM 8. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT.

    There have been no changes in or disagreements with the accountants for the Company which require reporting under Item 8.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of the Company at the time of the filing of this Form 10KSB are as follows:

Stanley Goldberg, President and Chief Executive Officer (age 53), joined the Company in January 2001. He was formerly a managing partner of Goldmark Advisors, LLC, a business development firm, from 1999 through 2001. Mr. Goldberg began his career with General Electric Company where he served in a number of senior level management positions within the consumer products sector. Goldberg has also served as Vice President and General Manager of the Worldwide Audio Division of Thomson, S.A., a leading electronics company with headquarters in France. In addition, Goldberg has served as Chairman, President and CEO of Verdant Brands, Inc. (formerly Ringer Corporation). He has extensive experience in the areas of strategic planning, product management, sales and marketing as well as general business management.

Mark G. Eisenschenk, Chief Financial Officer (age 43), joined the Company in January 2001. He is a Certified Public Accountant and was formerly a managing partner of Goldmark Advisors, LLC, a business development firm, from 1999 through 2001. Mr. Eisenschenk began his career with Arthur Andersen, LLP. He subsequently held various financial positions with Allied Signal, Inc. (now General Electric Company). He has also served as chief financial officer of ECM Publishers, Inc., a privately held printing and publishing firm, and as chief financial officer of Verdant Brands, Inc.

     Other information required by Item 9 is incorporated herein by reference to the sections entitled "Item 1: Election of Directors" and "Compliance with
Section 16(a) of the Exchange Act" contained in the Company's proxy statement to be filed with the Securities and Exchange Commission (the "Commission") within 120 days of December 31, 2000 (the "Proxy Statement").

ITEM 10.  EXECUTIVE COMPENSATION.

    The information required by Item 10 is incorporated herein by reference to the section titled "Executive Compensation" contained in the Company's Proxy Statement.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required by Item 11 is incorporated herein by reference to the section entitled "Security Ownership Of Certain Beneficial Owners and Management" contained in the Company's Proxy Statement.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required by Item 12 is incorporated herein by reference to the section entitled "Certain Transactions" contained in the Company's Proxy Statement.

                                    PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    One Form 8-K was filed by the Company on December 11, 2000 related to management change at the Company.


Exhibit        Description
-------        -----------
3.1            Articles of Incorporation of the Company (Incorporated by
               reference to Exhibit 3.1 on the Company's Registration State-
               ment on Form S-1, file number 333-03629)

3.2 Bylaws of the Company (Incorporated by reference to Exhibit 3.1 on the Company's Registration statement on Form S-1, file number
               333-03629)

4.1(a)         Printware, Inc. 1996 Stock Plan (Incorporated by reference to
               Exhibit 10.3 of the Company's Registration Statement on Form
               S-1, file number 333-03629)

4.1(b) Printware, Inc. 1996 Stock Purchase Plan (Incorporated by reference to Exhibit 10.4 of the Company's Registration Statement on Form S-1, file number 333-03629)

10             Amendment No. 1 to Change in Control Severance Agreement dated
               April 13, 2000 (Incorporated by reference to Exhibit 10 to the
               Company's Quarterly Report on Form 10QSB for the quarter ended
               April 1, 2000, file number 005-48523)

10-1 Consulting Contract With A Director (Incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10QSB for the quarter ended September 30, 2000, file number 005-48523)

10-2 Termination Of Consulting Contract With A Director [filed herwith]

10.1           Lease Program Agreement between the Company and Minnwest Capital
               Corporation [filed herewith]

10.2(a)        Employment Agreement between the Company and Timothy S. Murphy
               [filed herewith]

10.2(b)        Agreement between the Company and Timothy S. Murphy to Terminate
               Change of Control Severance Agreement [filed herewith]

10.2(c)        Employment Agreement between the Company and Stanley Goldberg
               [filed herewith]

10.2(d)        Employment Agreement between the Company and Mark G. Eisenschenk
               [filed herewith]

10.3           Subscription Agreement between the Company and Whitebox
               Statistical Arbitrage Fund, L.P. [filed herewith]

10.7           Office/Warehouse Lease Agreement between the Company and The
               Northwestern Mutual Life Insurance Company (Incorporated by reference to Exhibit 10.7 on the Company's Registration Statement on Form S-1, file number 333-03629)

23.1 Consent of Deloitte & Touche, LLP, Independent Auditors [filed herewith]


                          PRINTWARE, INC.

                            SIGNATURES

     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     PRINTWARE, INC.
                                     Registrant

Date:  March 30, 2001            /s/ Stanley Goldberg
                                     ________________________
                                     Stanley Goldberg
                                     PRESIDENT
                                     & CHIEF EXECUTIVE OFFICER
                                     (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant on the dates in the capacities indicated.


    Name                          Title                         Dates
    _____________________         _______________               ______________

/s/ /Stanley Goldberg             Director,                     March 30, 2001
-  --------------------------     President & Chief Executive Officer
     Stanley Goldberg             (Principal Executive Officer) ______________

/s/ Mark G. Eisenschenk           Secretary, Treasurer          March 30, 2001
-  --------------------------     Chief Financial Officer
    Mark G. Eisenschenk           (Principal Financial and
                                   Accounting Officer)          ______________

/s/ Gary S. Kohler                Director                      March 30, 2001
 -  --------------------------                                  ______________
    Gary S. Kohler

/s/ Andrew J. Redleaf             Director                      March 30, 2001
 -  --------------------------                                  ______________
    Andrew J. Redleaf

/s/ Charles Bolger                Director                      March 30, 2001
 -  --------------------------                                  ______________
    Charles Bolger

/s/ Roger C. Lucas                Director                      March 30, 2001
 -  --------------------------                                  ______________
    Roger C. Lucas

/s/ Douglas M. Pihl               Director                      March 30, 2001
 -  --------------------------                                  ______________
    Douglas M. Pihl


INDEPENDENT AUDITORS' REPORT

To The Board of Directors and Shareholders of Printware, Inc.:

We have audited the accompanying balance sheet of Printware, Inc. (the Company) as of December 31, 2000 and the related statements of operations and comprehensive (loss) income, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Printware, Inc. at December 31, 2000 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.




/s/Deloitte & Touche LLP
________________________

Minneapolis, Minnesota
February 1, 2001

                             PRINTWARE, INC.
                              BALANCE SHEET
                            DECEMBER 31, 2000
                  ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                  $   422,085
  Investments                                                  5,786,704
  Receivables                                                  3,212,057
  Lease receivables - current                                     92,328
  Inventories                                                  2,072,083
  Prepaid expenses                                               145,157
  Deferred income taxes                                          729,067
  Funds held in trust                                            615,184
                                                             ___________
Total current assets                                          13,074,665

PROPERTY AND EQUIPMENT, net of accumulated
 depreciation and amortization                                   135,818

INTANGIBLE ASSETS, net of accumulated
 amortization                                                     18,603
LEASE RECEIVEABLES--LONG TERM                                    215,917
DEFERRED INCOME TAXES                                          2,316,980
                                                             ___________
                                                             $15,761,983

                  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                           $   700,230
  Accrued expenses                                               912,917
  Deferred revenues                                               15,739
                                                             ___________
    Total current liabilities                                  1,628,886

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred Stock, no specified par value;
   1,000,000 shares authorized;
   none issued and outstanding                                        --

  Common Stock, no par value, authorized
   15,000,000 shares: 3,293,178 issued and
   outstanding                                                19,117,463
  Accumulated deficit                                         (4,979,945)
  Accumulated other comprehensive losses                          (4,421)
                                                             ___________
    Total shareholders' equity                                14,133,097
                                                             ___________
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $15,761,983
                                                             ===========

See notes to financial statements.

                              PRINTWARE, INC.
        STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
                 YEARS ENDED DECEMBER 31, 2000, AND 1999

                                                 Years Ended December 31
                                             _______________________________
                                                 2000              1999
                                              __________        __________
REVENUES                                      $5,154,183        $4,571,189
COST OF REVENUES                               3,446,085         3,556,903
                                              __________        __________
GROSS MARGIN                                   1,708,098         1,014,286

OPERATING EXPENSES:
  Research and development                       590,897           686,407
  Selling, general and administrative          2,922,518         1,496,696
                                              __________        __________
    Total                                      3,513,415         2,183,103
                                              __________        __________
LOSS FROM OPERATIONS                          (1,805,317)       (1,168,817)
OTHER INCOME:
  Interest and other investment income           677,888           776,016
                                              __________        __________
LOSS BEFORE INCOME TAXES                      (1,127,429)         (392,801)
INCOME TAX BENEFIT                               593,210           668,101
                                              __________        __________

NET (LOSS) INCOME                             $ (534,219)       $  275,300
                                              ==========        ==========

EARNINGS PER SHARE - BASIC AND DILUTED        $     (.16)       $      .07
                                              ==========        ==========

OTHER COMPREHENSIVE INCOME (LOSS),
BEFORE TAX:
Unrealized gain (loss) on securities:
  Unrealized holding gains (loss)
   arising during period                      $   90,951        $ (291,474)
  Less reclassification adjustment for
   gain (loss) included in net income (loss)       1,095           (15,103)
                                              __________        __________

OTHER COMPREHENSIVE INCOME (LOSS)
 BEFORE INCOME TAXES                              92,046          (306,577)

INCOME TAX (EXPENSE) BENEFIT RELATED TO
 ITEMS OF OTHER COMPREHENSIVE INCOME             (32,928)          107,302
                                              __________        __________

OTHER COMPREHENSIVE INCOME (LOSS),
 NET OF TAX                                   $   59,118        $ (199,275)

                                              ==========        ==========

COMPREHENSIVE (LOSS) INCOME                   $ (475,101)       $   76,025
                                              ==========        ==========

See notes to financial statements.

                                             PRINTWARE, INC.
                                    STATEMENTS OF SHAREHOLDERS' EQUITY
                                  YEARS ENDED DECEMBER 31, 2000 AND 1999
                                                                     Unearned      Accumulated
                                                                   compensation       other
                             Common Stock           Accumulated     on stock      comprehensive
                           Shares       Amount        deficit       options       income (loss)
                         _________    ___________   ____________   ____________  ______________
BALANCE AT 12/31/98      4,834,516    $22,001,144    $(4,721,026)  $       (410)   $    135,736

Shares issued pursuant
 to employee stock
 purchase plan              22,668         46,198             --             --              --
Shares redeemed and
 retired                (1,587,690)    (3,016,611)            --             --              --
Stock option
 Compensation earned            --             --             --            410              --
Unrealized loss on
 available-for-sale
 securities, net of tax         --             --             --             --        (199,275)
Net income                      --             --        275,300             --              --
                        __________    ___________    ___________   ____________    ____________
BALANCE AT 12/31/99      3,269,494    $19,030,731    $(4,445,726)  $         --    $    (63,539)
Shares issued pursuant
 to employee stock
 purchase plan              23,684         48,075             --             --              --
Common stock warrant
 compensation earned            --         38,657             --             --              --
Unrealized loss on
 available-for-sale
 securities, net of tax         --             --             --             --          59,118
Net loss                        --             --       (534,219)            --              --
                        __________    ___________    ___________   ____________    ____________
BALANCE AT 12/31/00      3,293,178    $19,117,463    $ 4,979,945   $         --    $     (4,421)
 .                       ==========    ===========    ===========   ============    ============

See notes to financial statements.

                                PRINTWARE, INC.
                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                             Years Ended December 31,
                                        __________________________________
                                                2000               1999
                                            ___________         ___________

OPERATING ACTIVITIES:
Net (loss) income                             $ (534,219)       $  275,300
Adjustments to reconcile net (loss) income
  to net cash used in
  operating activities:
    Depreciation and amortization                 63,289            69,415
    Loss on disposal of property                   1,895                 0
    Provision for bad debts                      146,865             6,000
    Provision for inventory write-downs          309,000           431,000
    Common stock option/warrant
      compensation earned                         38,657               410
    Loss (gain) on sale of available-
      for-sale securities                         (1,095)           15,103
    Deferred income taxes                       (562,582)         (778,903)
    Changes in operating assets and
      liabilities:
        Receivables                           (2,914,270)          343,916
        Inventories                             (238,800)         (411,264)
        Prepaid expenses                         (89,325)          (36,510)
        Accounts payable                         308,073           (95,425)
        Accrued expenses                         505,550          (133,370)
        Deferred revenues                        (19,095)          (36,721)
                                             ___________       ___________
  Net cash used in
    operating activities                      (2,986,057)         (351,049)

INVESTING ACTIVITIES:
  Investment purchases                          (615,184)       (1,282,872)
  Maturities and sales of available-
    for-sale securities                        1,765,438         5,105,725
  Decrease (increase) in sales-
    type leases                                1,360,578        (1,714,674)
  Payments on sales-type leases                  804,803           651,120
  Purchases of property and equipment            (12,037)          (35,064)
                                             ___________       ___________
  Net cash provided by
    investing activities                       3,303,598         2,724,235

FINANCING ACTIVITIES:
  Proceeds from issuance of
    Common Stock                                  48,075            46,198
  Common Stock redeemed and retired                   --        (3,016,611)
                                             ___________       ___________
  Net cash provided by (used in)
    financing activities                          48,075        (2,970,413)
                                             ___________       ___________
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                           365,616          (597,227)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                               56,469           653,696
                                             ___________       ___________
CASH AND CASH EQUIVALENTS,
  END OF YEAR                                $   422,085       $    56,469
                                             ===========       ===========
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Cash paid during the period for:
  Income taxes                               $        --       $        --
                                             ===========       ===========

See notes to financial statements.

                                 PRINTWARE, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
Printware, Inc. (Printware or the Company) designs, builds and markets "computer-to-plate" systems that are used by the offset printing industry to create printing plates directly from computer data. These systems replace the traditional process of typesetting, paste-up, camera work and processing film to produce a printing plate.

Revenue Recognition
Equipment and supplies revenue for items sold utilizing open account terms is recognized at the time of shipment to customers. Revenue for equipment sold utilizing sales-type lease financing is recognized at the time of customer acceptance. Revenue from development projects and their related costs is recognized as the work is performed. Revenue related to installation, training and support is recognized when the services are performed. Total revenue from development projects, installation, training and support was less than 10% of total revenues for the years ended December 31, 2000 and 1999.

Interest and Other Income
Interest and other income consists primarily of interest income from bonds and lease receivables. Interest income earned on lease receivables for the years ending December 31, 2000 and 1999, was $182,218 and $122,645, respectively.

Earnings Per Share
The Company has adopted Statement of Financial Accounting Standards No.
128 (SFAS 128), Earnings Per Share. which requires the disclosure of
Basic and Diluted Earnings per Share (EPS). Basic EPS is calculated using income available to common shareholders divided by the weighted average number of common shares outstanding during the year. Diluted EPS is similar to Basic EPS except that the weighted average number of common shares outstanding is increased to give effect to all dilutive potential common shares that were outstanding during the period (see Table 1.1 below).

                                                  2000              1999
                                              ___________       ___________
(Loss) income available to common
 shareholders                                 $  (534,219)      $   275,300
                                              ===========       ===========
Weighted average shares outstanding             3,284,810         4,163,122
                                              ===========       ===========
Basic EPS                                     $      (.16)      $       .07
                                              ===========       ===========

Weighted average shares outstanding             3,284,810         4,163,122
Dilutive shares issuable from stock
  options                                              --               244
                                               __________       ___________
Total shares                                    3,284,810         4,163,366
                                              ===========       ===========
Diluted EPS                                   $      (.16)      $       .07
                                              ===========       ===========


Combined options and warrants to purchase 975,677 and 854,138 shares of Common Stock at exercise prices ranging from $2.00 to $7.20 were out-standing during 2000 and 1999, respectively, but were not included in the computation of the Diluted EPS because the exercise prices of the options and warrants were greater than the average market price of the common shares or the effect would have been antidilutive due to the loss in 2000.

Cash Equivalents
Cash equivalents consist primarily of investments in commercial paper and certificates of deposit, which have original maturities of three months or less.

Investments
The Company classifies and accounts for debt and equity securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company's entire portfolio is classified as available for sale; thus, securities are recorded at fair market value and any associated unrealized gain or loss, net of tax, is included as a separate component of shareholders' equity, "Accumulated other comprehensive income
(loss)." Gains or losses on securities are computed based on the cost of the specific securities sold. Amortized costs and market values on available-for-sale securities at December 31, 2000 are summarized as follows:

                                         2000
-------------------------------------------------------------------------------
                                          Gross          Gross
                          Amortized     Unrealized     Unrealized     Market
Description                  Cost          Gain           Loss         Value
_____________________    ___________    __________    __________    ___________

Corporate Bonds          $ 4,627,219    $   8,163     $  (18,553)   $ 4,616,830
Municipal & Agency Bonds   1,166,285        3,588             --      1,169,874
                         ___________    _________     __________    ___________
Totals                   $ 5,793,504    $  11,752     $  (18,553)   $ 5,786,704
                         ===========    =========     ==========    ===========


Maturities of available-for-sale securities at December 31, 2000 are as follows:


                                                                   2000
                                                                Fair Market
Description                                                        Value
_____________________                                           ___________
Less than 1 Year                                                $ 2,302,430
From 1 to 5 Years                                                 3,484,274
                                                                ___________
Total                                                           $ 5,786,704
                                                                ===========

Credit Risk
The Company generally does not require security interests in collateral for its trade accounts receivable. The Company manages credit risk by regularly evaluating creditworthiness of its customers. Accounts receivable for which collectibility is not assured are reserved for through establishment of an allowance for doubtful accounts. Customer accounts considered by management to be uncollectible are written off.

In 1997 the Company introduced a lease-sale program whereby creditworthy customers were allowed to purchase platesetter equipment for $1 at the end of up to 60 month sales-type leases. This program continued through December 2000 at which time the Company entered into an agreement to sell the majority of its leases to a third party leasing firm. The Company plans to continue offering lease financing to its customers but plans to immediately sell the equipment leases to third party leasing or financing companies.

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

Management Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications
Certain reclassifications were made to the 1999 financial statements to conform to the classifications used in 2000. These reclassifications had no effect on the net income or shareholders' equity as previously reported.

Financial Risks and Uncertainties
In accordance with American Institute of Certified Public Accountants Statement of Position No. 94-6, Disclosure of Certain Significant Risks and Uncertainties, the Company has disclosed in the financial statements certain financial risks and uncertainties to which it is subject, including certain suppliers of raw materials and other key components included in its manufactured equipment and the use of estimates to review the carrying value of long-lived assets. The nature of the Company's operations exposes the Company to certain business risks. The market for "computer-to-plate" systems is highly competitive and subject to rapid technological change and evolving industry standards that may affect both the operations, operating results and financial condition of the Company and its customers.

Recently Issued Accounting Standards
On January 1, 2001, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives, including those embedded in other contracts, be recognized as either assets or liabilities and that those financial instruments be measured at fair value. The accounting for changes in the fair value of derivatives depends on their intended use and designation. Management has reviewed the requirements of SFAS No. 133 and has determined that they have no free-standing or embedded derivative. All contracts that contain provisions meeting the definition of derivative also meet the require-ments of, and have been designated as, normal purchases or sales. The Company's policy is to not use free-standing derivatives and to not enter into contracts with terms that cannot be designated as normal purchases or sales.

Shipping and Handling Fees
The Company records shipping and handling fees billed to customers as other revenue and the related costs as costs of revenues. Shipping and handling fees of $83,221 and $70,479 previously reported net against cost of sales have been recorded as other revenue for the years ended December 31, 2000 and 1999.

Funds Held In Trust
Funds held in trust consists of cash and cash equivalents and are carried at cost plus accrued interest. Such funds represent investments designated for fulfillment of obligations related to severance agreements with former employees.

2.  DETAILS OF SELECTED BALANCE SHEET ACCOUNTS AT DECEMBER 31:

                                                                 2000
                                                             ___________

Receivables:
Lease receivables held for sale, at estimated
 realizable value                                            $ 2,817,922
Trade                                                            308,839
Interest                                                         147,464
Employees                                                          1,996
Allowance for doubtful accounts                                  (64,164)
                                                             ___________
Total receivables                                            $ 3,212,057
                                                             ===========

Inventories:
Raw materials                                                $   825,778
Work-in-process                                                  275,750
Finished goods                                                   970,555
                                                             ___________

Total inventories                                            $ 2,072,083
                                                             ===========

Property and Equipment:
Office equipment                                             $   520,985
Software                                                         108,107
Machinery and equipment                                          321,831
Leasehold improvements                                           126,207
Tooling and spares                                               337,661
Motor vehicles                                                    13,645
                                                              __________
Total property and equipment                                   1,428,436
Less accumulated depreciation and
 amortization                                                  1,292,618
                                                             ___________
Net property and equipment                                   $   135,818
                                                             ===========

Intangible Assets:
License rights                                               $   560,020
Patents                                                           53,701
                                                             ___________
Total intangible assets                                          613,721
Less accumulated amortization                                   (595,119)
                                                             ___________
Net intangible assets                                        $    18,603
                                                             ===========

Accrued Expenses:
Accrued payroll and related                                  $    48,083
Accrued vacation and benefits                                    174,890
Accrued professional services                                     99,348
Accrued severance obligations                                    503,000
Accrued warranty reserve                                          40,771
Accrued income taxes                                               1,000
Accrued other                                                     45,825
                                                             ___________
Total accrued expenses                                       $   912,917
                                                             ===========

3. SHAREHOLDERS' EQUITY
The authorized stock of the Company is stated as 15,000,000 shares of Common Stock, no par value and 1,000,000 shares of Preferred Stock, no specified par value. The Company's Board of Directors may designate any series and fix any relative rights and preferences of the Preferred Stock. There were no shares of Preferred Stock issued or outstanding at December 31, 2000.

During 2000 and 1999 no employees exercised their stock options. In July 1999 the Company purchased and retired 1,587,690 shares of the Company's stock from a shareholder for $1.90 a share.

Stock Options
On April 25, 1996 the Company's shareholders approved, and on April 16, 1998 approved an amendment to, a stock option plan (the 1996 Stock Plan) which provides for the granting of options and restricted stock to certain officers, employees, directors and consultants to purchase up to 500,000 shares (1,000,000 as amended) of Common Stock. The 1996 Stock Plan also provides for the automatic grant of an option for 1,000 shares (5,000 shares as amended) of the Company's Common Stock, exercisable for a period of five years, to each non-employee director, upon the election or reelection as a member of the Board of Directors. Such Board of Directors options will be issued with an exercise price equal to the fair market value of the Common Stock on the date the option is granted. Under this plan the Company has issued options to purchase 30,000 and 20,000 shares under the plan for the years ended December 31, 2000 and 1999 respectively.

The Company's prior incentive stock option plans provided that stock options to purchase an aggregate of 375,000 shares of Common Stock may be granted to certain officers and employees. The exercise price could not be less than 100% of the fair market value of the Common Stock on the date the option was granted. No additional options under the Company's prior plans will be granted. All options become exercisable either 100% on the date of grant, 100% one year after the date of grant, or 100% three years after the date of grant. All of these options expire either five, six or ten years from the date of grant. Table 3.1 summarizes stock option activity during the years ended December 31, 2000 and 1999. Table 3.2 summarizes stock options outstanding at December 31, 2000.

The estimated fair value of options granted during 2000 and 1999 were $2.57 and $3.03, respectively. The Company applies Accounting Principles Board Opinion No. 25 (APB 25) and related interpretations in accounting for its stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with SFAS No. 123, the Company's net income and earnings per share for the years ended December 31, 2000 and 1999 would have been reduced to the pro forma amounts indicated in Table below

Stock option activity during the years ended December 31:


                             2000                         1999
                      ______________________       ______________________
                                 Wgtd. Avg.                   Wgtd. Avg.
                      Shares     Exer. Price       Shares     Exer. Price
                      _______    ___________       _______    ___________

Outstanding at
  beginning of year   735,338    $      4.29       565,638    $      4.66
  Granted             215,900           2.57       180,500           3.03
  Canceled           (120,561)          4.06       (10,800)          2.91
  Exercised                 0              0             0              0
                      _______    __________        ________   ___________
Outstanding at
  end of year         830,677    $     3.87        735,338    $      4.29
                      =======    ==========       ========    ===========
Options exercisable
  at year end         517,421    $     4.54        449,232    $      4.94
                      =======    ==========       ========    ===========


The following table summarizes information about stock options outstanding at December 31, 2000:


               Options       Wgtd. Avg.                        Options
Exercise     Outstanding     Contractual      Wgtd. Avg.     Exercisable      Wgtd. Avg.
 Prices      at 12/31/00     Life (Yrs.)     Exer. Price     at 12/31/00     Exer. Price
________     ___________     __________      ___________     ___________     ___________

$  2.00              600           4.67      $      2.00             200     $      2.00
   2.06           11,800           7.55             2.06               0            2.06
   2.38            4,300           4.44             2.38           1,433            2.38
   2.50            3,100           5.46             2.50               0            2.50
   2.56          171,000           7.25             2.56               0            2.56
   2.66           20,000           3.33             2.66          20,000            2.66
   2.80           30,000           4.50             2.80          30,000            2.80
   2.88           15,350           3.49             2.88          13,566            2.88
   3.00           32,678           2.29             3.00          32,678            3.00
   3.13          244,900           5.79             3.13         122,595            3.13
   3.88           13,000           1.73             3.88          13,000            3.88
   5.13           73,949           4.37             5.13          73,949            5.13
   6.00          210,000           1.83             6.00         210,000            6.00
             ___________     __________      ___________     ___________     ___________
                 830,677           4.56      $      3.87         517,421     $      4.54
             ===========     ==========      ===========     ===========     ===========


The fair value of options granted under the Company's stock option plans during 2000 and 1999 were estimated on the date of grant using the Black-Scholes option-pricing model with the weighted-average assumptions as shown in the table below:


Summary of pro forma net income (loss), earnings (loss) per share and Black-
Scholes model results.

                                                 2000           1999
                                              ___________    ___________
  Net income (loss)
   As reported                                $  (534,219)   $   275,300
   Pro forma                                     (969,808)       (43,237)

  Basic and Diluted earnings (loss) per share:
   As reported                                $      (.16)   $       .07
   Pro forma                                         (.30)          (.01)


  Black-Scholes results
   Dividend yield                                    None           None
   Expected volatility                               74.0%          42.4%
   Risk-free interest rate                            6.6%           5.0%
   Expected life of options                       8.8 years      9.1 years


Warrants
In connection with the Company's initial public offering, the Representative of the Underwriters was granted warrants to purchase up to 120,000 shares of Common Stock at $7.20 per share, exercisable commencing July 2, 1997 and expiring July 2, 2001, none of which have been exercised. During 2000 warrants for 25,000 shares at $2.38 per share were issued to consultants as part of their compensation. These warrants were exercisable immediately and expire July 27, 2005.

1996 Employee Stock Purchase Plan
The Company's 1996 Employee Stock Purchase Plan (the "Stock Purchase Plan") was adopted on April 25, 1996 and provides for the issuance of up to 100,000 shares of Common Stock. With certain exceptions, all employees of the Company who have been employed by the Company for at least six months and who are employed at least 20 hours per week and at least five months per year, including officers and directors who are employees, are eligible to participate in the Stock Purchase Plan. The Stock Purchase Plan consists of periodic offerings for a period determined by a stock purchase committee appointed by the Board of Directors, but not to exceed 27 months. An employee may elect to have up to a maximum of 10% deducted from his or her regular salary for the purpose of purchasing shares under the Stock Purchase Plan. The price at which the employee's shares are purchased is the lower of (a) 85% of the closing price of the Common Stock on the day that the offering commences or (b) 85% of the closing price of the Common Stock on the day that the offering terminates. In 2000 and 1999, the Company issued 23,684 and 22,668 shares, respectively, under the Stock Purchase Plan.

4. LEASES
The Company leases office and manufacturing space totaling 35,410 square feet. The lease expires on July 31, 2005 with an option to cancel on July 31, 2003. The Company is also responsible for taxes, utilities and assessments. Rent expense for all of the Company's leases was $184,000 and $182,000 for the years ended December 31, 2000 and 1999, respectively. At December 31, 2000 future minimum lease payments due in the next five years, excluding taxes, utilities and assessments, are as follows:


                  Year               Payments
                  _____             __________

                  2001                 184,063
                  2002                 184,063
                  2003                 184,063
                  2004                 184,063
                  2005                 138,595
                                     _________
                                    $  874,847
                                    ==========

5. LEASE RECEIVABLES
In 2000 the Company entered into an agreement to sell substantially all of its equipment under sales-type lease agreements. At December 31, 2000 the balances of the lease receivables which were retained by the Company were as follows:

                                                                 2000
                                                             ___________

Payments to be received under sales-
  type leases                                                $  428,969
Allowance for uncollectible balances                            (65,301)
Unearned income                                                 (55,423)
Current portion                                                 (92,328)
                                                             __________
Lease receivables-long term                                  $  215,917
                                                             ==========

Minimum future rentals due on lease receivables at December 31, 2000 are summarized below:

         Year Ending
         December 31,              Rentals
         ___________             __________
          2001                      109,728
          2002                      109,728
          2003                       99,513
          2004                       44,699
          2005                            0
                                 __________
               Total             $  363,668
                                 ==========

6. DEFERRED REVENUES
The Company has certain contracts with customers concerning services to be performed in future years. At December 31, 2000 the deferred revenues balance was $15,739.

7. INCOME TAXES
The Company records income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. For income tax purposes, the Company had net federal operating loss carryforwards of approximately $5,800,000 as of December 31, 2000. If not used, these carryforwards will begin to expire in 2004. Under the Tax Reform Act of 1986, certain changes in ownership resulting from the sale or issuance of stock may limit the amount of net operating loss carryforwards which can be utilized on an annual basis.

Deferred tax assets and liabilities represent temporary differences between the basis of assets and liabilities for financial reporting purposes and tax purposes. Deferred tax assets are primarily comprised of reserves which have been deducted for financial statement purposes, but have not been deducted for income tax purposes, and the tax effect of net operating loss carryforwards. The Company annually reviews the deferred tax assets to determine if it appears more likely than not that the deferred tax assets will be fully realized. At December 31, 2000, management believes that it is more likely than not that all deferred tax assets will be realized, and thus there is no valuation allowance recorded. Deferred taxes as of December 31, 2001 are summarized below:

                                                                 2000
                                                             __________
Current deferred taxes
  Inventory write-downs                                      $  357,627
  Accrued vacation                                               58,900
  Accrued professional fees                                     228,890
  Other                                                          83,650
                                                             __________
  Total                                                      $  729,067
                                                             ==========

Long-term deferred taxes
  Tax net operating loss carryforwards                       $2,316,980
                                                             ==========

A reconciliation of the expected federal income taxes for the years ended December 31, 2000 and 1999, using the effective statutory federal rate of 35%, with the actual income tax benefit is shown below:

                                               2000            1999
                                            __________       __________
Expected federal expense                    $ (395,600)      $ (137,500)
State taxes, net of federal benefit              1,000            1,000
Change in valuation allowance                       --         (500,000)
Change in deferred tax rate                   (195,391)              --
Other                                           (3,219)         (32,101)
                                             __________       __________
Total                                       $ (593,210)      $ (668,101)
                                            ==========       ==========


Income tax benefit for the years ended December 31, 2000 and 1999 is shown as follows:

                                               2000             1999
                                            __________       _________
Current
  Federal                                   $       --       $    2,500
  State                                          1,000            1,000
Deferred-primarily federal                    (594,210)        (671,601)
                                            __________        _________
Income tax benefit                          $ (593,210)      $ (668,101)
                                            ==========       ==========

8. 401(K) PROFIT SHARING PLAN
The Company's 401(k) Profit Sharing Plan (the "401(k) Plan") became effective August 1, 1994. The 401(k) Plan qualifies under Section 401(k) of the Internal Revenue Code. All employees employed by the Company in the United States for at least 30 hours per week are eligible to participate in the 401(k) Plan as of the next calendar quarter following one year after date of hire by the Company. Each eligible employee may contribute to the 401(k) Plan, through payroll deductions, up to 15% of his or her salary, subject to statutory limitations. The 401(k) Plan permits, but does not require, additional contributions to the 401(k) Plan by the Company of up to 2% of the compensation paid by the Company to each employee in the previous calendar quarter. The Company's contributions are made at the discretion of the Board of Directors, within the limits of the 401(k) Plan. The Company's contributions to the 401(k) Plan totaled were $19,184 and $15,764 during the years ended December 31,2000 and 1999, respectively.