Form 10QSB
period 2001-03-28
PRINTWARE INC
filed 2001-05-03
CIK 801529

PRINTWARE, INC.

1270 Eagan Industrial Road

St. Paul, MN 55121

May 3, 2001

Securities and Exchange Commission

Washington, D.C. 20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of

1934, we are transmitting herewith the attached Form 10-QSB.

Sincerely,

PRINTWARE, INC.

/s/ CORDELL E. LOMEN

____________________________

Cordell E. Lomen, Controller

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001

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

Common Stock, no Par Value--3,302,137 shares as of

May 3, 2001.

PART I--FINANCIAL INFORMATION

ITEM 1.--FINANCIAL STATEMENTS

PRINTWARE, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

QUARTER ENDED MARCH 31, 2001 AND APRIL 1, 2000

DOLLARS IN THOUSANDS EXCEPT PER SHARE INFORMATION

(UNAUDITED)

Quarter ended

March 31 April 1

_______ _______

2001 2000

_______ _______

TOTAL REVENUES $1,530 $1,250

COST OF REVENUES 1,015 737

______ ______

GROSS MARGIN 515 513

PERIOD COSTS:

Research and development 165 154

Selling, general and administrative 430 356

______ ______

Total 595 510

______ ______

(LOSS) INCOME FROM OPERATIONS (80) 3

OTHER INCOME:

Interest and other income 135 165

______ ______

INCOME BEFORE INCOME TAXES 55 168

INCOME TAXES 21 64

______ ______

NET INCOME $ 34 $ 104

====== ======

NET INCOME PER COMMON--

BASIC AND DILUTED $ .01 $ .03

====== ======

WEIGHTED AVERAGE NUMBER OF

COMMON SHARES OUTSTANDING--BASIC 3,298,402 3,275,583

========= =========

WEIGHTED AVERAGE NUMBER OF

COMMON AND COMMON EQUIVALENT SHARES

OUTSTANDING--DILUTED 3,303,316 3,322,963

========= =========

OTHER COMPREHENSIVE INCOME (LOSS),

BEFORE TAX:

Unrealized holding losses on

securities:

Unrealized holding losses

arising during period $ 63 $ (22)

_________ _________

OTHER COMPREHENSIVE GAINS (LOSSES),

BEFORE TAX 63 (22)

INCOME TAX BENEFIT RELATED TO

ITEMS OF OTHER COMPREHENSIVE

GAINS (LOSSES) (39) 8

_________ _________

OTHER COMPREHENSIVE INCOME (LOSSES),

NET OF TAX $ 34 $ (14)

========= =========

COMPREHENSIVE INCOME $ 68 $ 90

========= =========

See notes to condensed financial statements.

PRINTWARE, INC.

CONDENSED BALANCE SHEETS

DOLLARS IN THOUSANDS EXCEPT SHARE INFORMATION

(UNAUDITED)

ASSETS

March 31,

2001

____________

CURRENT ASSETS:

Cash and cash equivalents $ 2,398

Marketable securities available-for-sale 4,546

Other investments 2,025

Receivables 961

Lease receivables--current 92

Inventories 2,023

Deferred income taxes--current 705

Prepaid expenses 73

_______

Total Current Assets 12,823

PROPERTY AND EQUIPMENT, net of accumulated

depreciation and amortization 126

INTANGIBLE ASSETS, net of accumulated

amortization 17

LEASE RECEIVABLES--long term 194

DEFERRED INCOME TAXES--long term 2,296

_______

$15,456

=======

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable $ 883

Accrued expenses 330

Deferred revenues 19

_______

Total Current Liabilities 1,232

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:

Preferred Stock, no specified par value;

1,000,000 shares authorized;

none issued and outstanding -

Common Stock; no par value, authorized

15,000,000 shares: issued and outstanding

3,302,137 shares at March 31, 2001;

respectively 19,136

Accumulated deficit (4,946)

Accumulated other comprehensive losses 34

_______

Total shareholders' equity 14,224

_______

$15,456

=======

See notes to condensed financial statements.

PRINTWARE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

QUARTER ENDED MARCH 31, 2001 AND APRIL 1, 2000

DOLLARS IN THOUSANDS

(UNAUDITED)

March 31, April 1,

2001 2000

____________ ____________

OPERATING ACTIVITIES:

Net income $ 34 $ 104

Adjustments to reconcile net income

to net cash provided by operating activities:

Depreciation and amortization 17 15

Provision for bad debts 3 -

Provision for inventory write-downs 30 27

Deferred income taxes 45 (10)

Changes in operating assets and liabilities:

Receivables 2,248 (41)

Inventories 19 (58)

Prepaid expenses 72 (12)

Accounts payable 183 115

Accrued expenses (583) 8

Deferred revenues 3 (8)

______ ______

Net cash provided by

operating activities 2,071 140

INVESTING ACTIVITIES:

Purchases of other investments (2,000) -

Maturities and sales of available-for-sale

securities 1,869 297

Decrease in lease receivables 22 (297)

Purchase of property and equipment (5) -

Disposal of property and equipment - 3

______ ______

Net cash (used in) provided by

investing activities (114) 3

FINANCING ACTIVITIES:

Proceeds from issuance of Common Stock 19 24

______ ______

NET INCREASE IN CASH

AND CASH EQUIVALENTS 1,976 167

CASH AND CASH EQUIVALENTS,

BEGINNING OF PERIOD 422 56

______ ______

CASH AND CASH EQUIVALENTS,

END OF PERIOD $2,398 $ 223

====== ======

SUPPLEMENTAL CASH FLOW DISCLOSURE:

Cash paid during the period for:

Income taxes $ - $ -

====== ======

See notes to condensed financial statements.

PRINTWARE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

QUARTER ENDED MARCH 31, 2001

1. INTERIM FINANCIAL INFORMATION

The accompanying condensed balance sheet as of March 31, 2001 and the condensed statements of operations and comprehensive income for the three months ended March 31, 2001 and April 1, 2000, and the condensed statements of cash flows for the three months ended March 31, 2001 and April 1, 2000 are unaudited. In the opinion of management, such unaudited financial statements include all adjustments, consisting of only normal, recurring accruals,

necessary for a fair presentation thereof. The results of operations for any interim period are not necessarily indicative of the results for the year.

March 31,

2000

____________

2. RECEIVABLES:

Trade $ 884

Interest 86

Employees 1

Allowance for doubtful accounts (10)

______

Total receivables $ 961

======

3. INVENTORIES:

Raw materials $ 761

Work-in-process 373

Finished goods 889

______

Total inventories $2,023

======

4. PROPERTY AND EQUIPMENT:

Office equipment $ 521

Software 108

Machinery and equipment 326

Leasehold improvements 126

Tooling and spares 338

Motor vehicles 13

______

Total property and equipment 1,432

Less: accumulated depreciation and amortization (1,306)

______

Net property and equipment $ 126

======

PRINTWARE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

QUARTER ENDED MARCH 31, 2001

(Continued)

March 31,

2000

____________

5. INTANGIBLE ASSETS:

License rights $ 560

Patents 54

______

Total intangible assets 614

Less: accumulated amortization (597)

______

Net intangible assets $ 17

======

6. ACCRUED EXPENSES:

Accrued payroll and related $ 88

Accrued vacation and benefits 109

Accrued professional services 41

Accrued warranty reserve 46

Accrued taxes 3

Accrued other 43

______

Total accrued expenses $ 330

======

7. MARKETABLE SECURITIES

The Company classifies its marketable securities as available-for-sale.

At March 31, 2001, securities available-for-sale are carried at fair value with the net unrealized holding gain or loss included in shareholders' equity.

8. SHAREHOLDERS' EQUITY

During the three months ended March 31, 2001, the Company issued 5,301 shares at $2.02 and 3,658 shares at $1.97 per share of Common Stock in connection with the Employee Stock Purchase Plan.

9. NEW ACCOUNTING PRONOUNCEMENT

SFAS No. 133, "Accounting for Derivative Instruments and Hedging

Activities," was issued by the Financial Accounting Standards Board in

June 1998. The Standard requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The change in a derivative's fair value related to the ineffective portion of a hedge, if any, will be immediately recognized in earnings. The Company adopted this Standard as of January 1, 2001 and there was no effect on the Company's financial position or results in operations.

10. Related Party Transactions

Included in other investments is the Company's investment of $2,000,000 in the Whitebox Statistical Arbitrage Fund, LLC. A director of the Company is

Chief Executive Officer of Whitebox Advisors, LLC, which is a general partner of Whitebox Statistical Arbitrage Fund, LLC. The investment was carried at estimated fair value on March 31, 2001 was $2,025,000. The Company recognized investment income during the period of $25,000 relating to this investment.

ITEM 2. MANAGEMENT'S DISCUSSION

AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTER ENDED

MARCH 31, 2000 AND APRIL 1, 2000

Total revenues for the first quarter in 2001 were $1,530,000, an increase of 22% from revenues of $1,250,000 for first quarter 2000. The increase was due primarily to an increase in Platesetter equipment sales and increased

SilverStream supply sales.

The Company's gross margin was $515,000 in the first quarter 2001 versus

$513,000 in the comparable quarter in 2000. Gross margin as a percentage of revenue decreased from 41% in the first quarter 2000 to 34% in first quarter

2001. The decreased margin percentage in 2001 was due primarily to the first quarter margin impact from favorable manufacturing variances of $67,000, which impacted last year's margin percentage by 5%, and due to increased equipment sales in 2001 at lower margins.

Research and development expenses increased to $165,000 in the first quarter of 2001 from $154,000 in the first quarter of 2000. The increase was largely due to development costs associated with efforts taken to identify approaches for reducing the costs of the Company's manufactured equipment.

Selling, general and administrative expenses increased to $430,000 in the first quarter of 2001 from $356,000 in the first quarter of 2000. Selling expenses increased by approximately $44,000 in the first quarter 2001 versus the first quarter of 2000 due to having a larger sales force which increased throughout 2000. General and administrative expenses increased by approximately $30,000 over the same periods primarily due to costs related to consultants and senior management changes.

Interest and other income in the first quarter of 2001 was $135,000 compared to $165,000 in the same period of the prior year. The decrease in interest income is due primarily to the sale of the Company's lease portfolio effective December of 2000.

The Company's income tax expense is calculated based on the estimated annual rate for the entire year.

Net income for the first quarter of 2001 was $34,000, or $.01 per common share, down from income of $104,000 or $.03 per share in 2000.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $11.6 million on March 31, 2001, which is consistent with December 31, 2000. Cash, cash equivalents and investments increased by approximately $2.76 million at March 31, 2001 compared to December 31, 2000 primarily due to collection of proceeds from the sale of the Company's lease portfolio.

The Company had no long-term debt and management believes its working capital is adequate to meet its current needs.

PART II--OTHER INFORMATION

Item #6 Exhibits and Reports on Form 8-K

a. Exhibits

Exhibit 11. Statement re: computation of per share earnings

b. Reports on Form 8-K

No reports have been filed on Form 8-K during this

quarter.

PRINTWARE, INC.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934,

the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRINTWARE, INC.

Registrant

Date: May 3, 2001 /s/ MARK G. EISENSCHENK

________________________

Mark G. Eisenschenk

CHIEF FINANCIAL OFFICER

(Principal Financial Officer)

Date: May 3, 2001 /s/ STANLEY GOLDBERG

________________________

Stanley Goldberg

PRESIDENT

& CHIEF EXECUTIVE OFFICER

(Principal Executive Officer)

Exhibit 11 Statement re: Computation per share earnings (loss)

PRINTWARE, INC.

EXHIBIT 11

STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS

Quarter ended

March 31, April 1,

2001 2000

__________ __________

BASIC EPS:

Weighted average number of

common shares outstanding 3,298,402 3,275,583

__________ __________

Total shares 3,298,402 3,275,583

========== ==========

Net income (000's) $ 34 $ 104

========== ==========

Earnings per share $ .01 $ .03

========== ==========

DILUTED:

Weighted average number of

common shares outstanding 3,298,402 3,275,583

Common share equivalents

from assumed exercise of

options and warrants 4,914 47,380

__________ __________

Total shares 3,303,316 3,322,963

========== ==========

Net income (000's) $ 34 $ 104

========== ==========

Earnings per share $ .01 $ .03

========== ==========