Form 10QSB
period 2001-06-30
PRINTWARE INC
filed 2001-08-14
CIK 801529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001

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

Common Stock, no Par Value--3,298,679 shares as of

August 14, 2001.

PART I--FINANCIAL INFORMATION

ITEM 1.--FINANCIAL STATEMENTS

PRINTWARE, INC.

CONDENSED BALANCE SHEET
(DOLLARS IN THOUSANDS EXCEPT SHARE INFORMATION)
June 30, 2001

ASSETS

CURRENT ASSETS:	
Cash and cash equivalents	$ 4,944
Other investments	2,325
Receivables	829
Lease receivables--current	111
Inventories	1,790
Deferred income taxes-current	261
Prepaid expenses	75
Total Current Assets	10,335
PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization	127
INTANGIBLE ASSETS, net of accumulated amortization	17
LEASE RECEIVABLES--long term	212
DEFERRED INCOME TAXES--long term	2,224
OTHER LONG-TERM INVESTMENTS	2,938
	$ 15,853

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:	
Accounts payable	$ 520
Accrued expenses	261
Deferred revenues	10
Total Current Liabilities	791
COMMITMENTS AND CONTINGENCIES	
SHAREHOLDERS' EQUITY:	
Preferred Stock, no specified par value; 1,000,000 shares authorized; none issued and outstanding	-
Common Stock; no par value, authorized 15,000,000 shares: issued and outstanding 3,299,779 shares at June 30, 2001; respectively	19,130
Accumulated deficit	(4,680)
Accumulated other comprehensive income	612
Total shareholders' equity	15,062
	$ 15,853

See notes to condensed financial statements.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
THREE AND SIX MONTHS ENDED JUNE 30. 2001 AND JULY 1. 2000
(DOLLARS IN THOUSANDS EXCEPT PER SHARE INFORMATION)

	Three Months Ended		Six Months Ended	
	June 30, 2001	July 1, 2000	June 30, 2001	July 1, 2000
TOTAL REVENUES	$ 1,592	$ 1,581	$ 3,122	$ 2,831
COST OF REVENUES	1,135	897	2,150	1,634
GROSS MARGIN	457	684	972	1,197
PERIOD COSTS:				
Research and development	131	145	296	299
Selling, general and administrative	461	723	891	1,080
Total	592	868	1,187	1,379
LOSS FROM OPERATIONS	(135)	(184)	(215)	(182)
OTHER INCOME:				
Interest and other income	564	156	699	321
INCOME (LOSS) BEFORE INCOME TAXES	429	(28)	484	139
INCOME TAX (EXPENSE) BENEFIT	(163)	11	(184)	(52)
NET INCOME (LOSS)	$ 266	$ (17)	$ 300	$ 87
NET INCOME (LOSS) PER COMMON BASIC AND DILUTED	$ 0.08	$ (0.01)	$ 0.09	$ 0.03
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING--BASIC	3,301,856	3,282,503	3,300,140	3,278,950
WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING--DILUTED	3,302,501	3,282,503	3,300,785	3,287,999
OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX:				
Unrealized holding gains (losses) arising during period and reclassification	$ 925	$ (1)	$ 988	$ (23)
adjustment for (loss) included in net income	-	(1)	-	(1)
OTHER COMPREHENSIVE GAINS (LOSSES), BEFORE TAX	925	(2)	988	(24)
INCOME TAX PROVISION BENEFIT RELATED TO ITEMS OF OTHER COMPREHENSIVE (LOSS) GAINS	(343)	5	(372)	13
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	582	3	616	(11)
COMPREHENSIVE INCOME (LOSS)	$ 848	$ (14)	$ 916	$ 76

See notes to condensed financial statements.

CONDENSED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2001 AND JULY 1, 2000
(DOLLARS IN THOUSANDS)

	June 30, 2001	July 1, 2000
OPERATING ACTIVITIES:		
Net income	$ 300	$ 87
Adjustments to reconcile net income to net cash provided by operating activities:		
Appreciation on investments	(408)	-
Depreciation and amortization	29	30
Provision for bad debts	3	-
Provision for inventory write-downs	30	54
Deferred income taxes	561	(2)
Changes in operating assets and liabilities:		
Receivables	2,154	(206)
Inventories	252	(230)
Prepaid expenses	70	(6)
Accounts payable	46	250
Accrued expenses	(652)	(18)
Deferred revenues	(6)	(2)
Net cash provided by (used in) operating activities	2,379	(43)
INVESTING ACTIVITIES:		
Purchases of investments	(4,561)	-
Maturities and sales of investments	6,724	1,798
Decrease in lease receivables	(15)	(636)
Purchase of property and equipment	(18)	(8)
Disposal of property and equipment	-	3
Increase in other assets	-	(594)
Net cash provided by investing activities	2,130	563
FINANCING ACTIVITIES:		
Proceeds from issuance of Common Stock	25	37
Repurchase of Common Stock	(12)	-
Net cash provided by financing activities	13	37
NET INCREASE IN CASH AND CASH EQUIVALENTS	4,522	557
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	422	56
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 4,944	$ 613
SUPPLEMENTAL CASH FLOW DISCLOSURE:		
Cash paid during the period for:		
Income taxes	$ -	$ -

See notes to condensed financial statements.

PRINTWARE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2001

1. BASIS OF PRESENTATION

The accompanying condensed balance sheet as of June 30, 2001 and the condensed statements of operations and comprehensive income for the three and six months ended June 30, 2001 and July 1, 2000, and the condensed statements of cash flows for the six months ended June 30, 2001 and July 1,

2000 are unaudited. In the opinion of management, such unaudited financial statements include all adjustments, consisting of only normal, recurring accruals, necessary for a fair presentation thereof. The results of operations for any interim period are not necessarily indicative of the results for the year.

2. RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

The Company adopted Statement of Financial Accounting Standards SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138, "Accounting for Certain Derivatives and Hedging Activities - an Amendment of SFAS No. 133," effective January 1, 2001. The Standards require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged items are recognized in earnings. The change in a derivative's fair value related to the ineffective portion of a hedge, if any, will be immediately recognized in earnings. Printware has entered into one investment transaction during the second quarter of 2001 in which a portion of the investment has been deemed to be a derivative financial instrument, not designated as a hedging instrument. Changes in the fair value of the derivative portion of this instrument must be periodically reflected through income (see discussion relating to the Company's investment in Select Comfort Corporation securities in Note 3).

3. SIGNIFICANT INVESTMENT TRANSACTIONS

During 2001, the Company made investments in marketable equity securities, convertible debentures with detachable warrants and an investment fund. In accordance SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," investments which are classified as available for sale securities and are not deemed to be derivative financial instruments are shown on the balance sheet at market value. The related unrealized gains or losses are reflected as a separate component of shareholders' equity, net of income tax effects. The Company's investments in marketable equity securities and the investment fund have been deemed to be available for sale securities and are reflected on the accompanying balance sheet as a current assets in "other investments". The convertible debentures are reflected in the accompanying balance sheet as non-current assets in "other long-term investments".

On March 1, 2001, the Company made a $2,000,000 investment in the

Whitebox Statistical Arbitrage Fund, LLC (See Note 10), a managed fund that generates investment performance through statistical arbitrage trading activities in large, highly liquid marketable equity securities.

On June 6,2001, the Company made a $1,500,000 investment in convertible debentures and detached warrants of Select Comfort Corporation (Nasdaq: SCSS). The convertible debentures are 5-year notes and bear interest at the rate of 8% per annum. They may be converted into Select Comfort Corporation common stock at any time during the 5-year period at $1.00 per share. During the quarter ended June 30, 2001, an unrealized gain of $1,021,200 was recognized as part of other comprehensive income in the statement of operations.

Also in connection with the Company's investment in Select Comfort Corporation convertible debentures, Printware, Inc. acquired detached warrants to purchase 600,000 shares of Select Comfort Corporation common stock at any time during the five year period subsequent to June 5, 2001 for $1.00 per share. The applicable investment agreements provide that Printware may exercise all or any portion of its warrant rights on a cashless exercise basis, if it so elects. Based on the provisions of SFAS No. 133, the Company has accounted for these warrants as derivative financial instruments. Periodic changes in the fair value of these warrants are being recognized as nonoperating income or loss in the statements of operations. The warrants were valued at $143,160 on June 6, 2001 and at $551,640 on June 30, 2001 and are reflected in "available for sale securities." As a result, $408,480 has been reflected in nonoperating income in the Company's Statements of Operations. The increase in fair value is attributed to an increase in the quoted market price of Select Comfort Corporation's common stock.

These investments were purchased for investment purposes only. The

Company has no relationship to Select Comfort Corporation other than that of an investor.

From time to time, the Company has invested and may invest in other businesses or companies other than its core business of manufacturing and marketing computer-to-plate prepress technologies.

June 30, 2001 (000's)
4. RECEIVABLES:	
Trade	$ 858
Allowance for doubtful accounts	(29)
Total receivables	$ 829
5. INVENTORIES:	
Raw materials	$ 686
Work-in-process	455
Finished goods	649
Total inventories	$ 1,790
6. PROPERTY AND EQUIPMENT:	
Office equipment	$ 523
Software	108
Machinery and equipment	326
Leasehold improvements	126
Tooling and spares	338
Motor vehicles	26
Total property and equipment	1,447
Less: accumulated depreciation and amortization	(1,320)
Net property and equipment	$ 127
7. INTANGIBLE ASSETS:	
License rights	$ 560
Patents	54
Total intangible assets	614
Less: accumulated amortization	(597)
Net intangible assets	$ 17
8. OTHER LONG TERM INVESTMENTS:	
Warrants	$ 552
Available for sale securities	2,386
Total long term investments	$ 2,938
9. ACCRUED EXPENSES:	
Accrued payroll and related	$ 57
Accrued vacation and benefits	91
Accrued professional services	33
Accrued warranty reserve	30
Accrued taxes	4
Accrued other	46
Total accrued expenses	$ 261

10. SHAREHOLDERS' EQUITY

During the six months ended June 30, 2001, the Company issued 3,442 shares of its Common Stock at $1.93 per share, 5,301 shares at $2.02 and

3,658 shares at $1.97 per share in connection with the Company's Employee

Stock Purchase Plan. The Company also repurchased 5,800 shares of Common

Stock in the open market at an average cost of $2.28 per share.

11. Related Party Transactions

Included in other investments on the accompanying balance sheet is the

Company's investment of $2,000,000 in the Whitebox Statistical Arbitrage

Fund, LLC. A director of the Company is Chief Executive Officer of Whitebox

Advisors,LLC, which is a general partner of Whitebox Statistical Arbitrage

Fund, LLC. The investment has been recorded at its estimated fair value,

which approximates cost plus net realized investment income, on June 30, 2001 of $2,059,000. The Company recognized investment income during the second quarter period of $34,000 relating to this investment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTER ENDED

JUNE 30, 2001 AND JULY 1, 2000

Total revenues for the second quarter in 2001 were $1,592,000, an increase of 1% or $11,000 from revenues of $1,581,000 for the second quarter in 2000.

The Company's gross margin was $457,000 in the second quarter 2001 versus

$684,000 in the comparable quarter in 2000. Gross margin as a percentage of revenue decreased from 43% in the second quarter 2000 to 29% in second quarter

2001. The decreased margin percentage in 2001 was due primarily to last year's inclusion of a $34,000 favorable manufacturing variance (which favorably impacted last year's margin percentage by 5%) and to changes in the

Company's equipment sales mix in 2001.

Research and development expenses decreased slightly to $131,000 in the second quarter of 2001 from $145,000 in the second quarter in 2000 due to the transfer of an engineer to the position of customer service manager.

Selling, general and administrative expenses decreased to $461,000 in the second quarter of 2001 from $723,000 in the second quarter in 2000. Selling expenses increased by approximately $38,000 in the second quarter 2001 versus the second quarter in 2000 due to a larger sales force. General and administrative expenses decreased by approximately $300,000 over the same period primarily due to the occurrence last year of costs related to the shareholder proxy fight.

Interest and other income in the second quarter of 2001 was $564,000 compared to $156,000 in the same period of the prior year. This large increase was the result of recording $408,480 in unrealized appreciation on our investment in Select Comfort Corporation warrants. The unrealized favorable value or the unfavorable value of the Select Comfort Corporation warrants is based on the fair value of such warrants. The fair value of these warrants can fluctuate significantly depending in large part on the quoted market price of the Select Comfort Corporation common stock. There is no assurance that the magnitude of the unrealized favorable value recorded in the second quarter will recur. In fact, depending upon the financial strength and market prices of Select Comfort Corporation common stock, it is possible that much or all of the value of the warrants could be lost.

Net income for the second quarter of 2001 was $266,000, or $.08 per common share, up significantly from the loss of $17,000 or $.01 per share in 2000 due largely to the recorded unrealized favorable value on our investments.

RESULTS OF OPERATIONS FOR THE 6 MONTHS ENDED JUNE 20, 2001 AND JULY 1, 2000

Total revenues for the first half of 2001 were $3.12 million, an increase of 10.3% from the same period in 2000. This increase was primarily due to an increase in supplies sales.

The Company's gross margin as a percentage of revenue in the first half of

2001 was 31%, down from 42% for the same period in 2000. This was due largely to unusual equipment sales margins in the first half in 2000, combined with favorable standard cost variances caused by lower manufacturing costs.

Research and development expenses for the first half in 2001 decreased slightly over the same period in 2000 due primarily to increased activity in cost reduction of the new SC product introduced in 2001 offset by the transfer of engineer to customer service manager.

Selling, general and administrative expenses decreased $189,000 in the first half in 2001 compared to the same period in 2000. There was a 20%

increase in marketing and sales costs due largely to the addition of sales personnel in 2001. General and administrative expenses decreased by 41% from the first half of 2000 primarily due to improved administrative efficiency and due to nonreoccurrence of shareholder proxy fight costs incurred in 2000.

Interest and other income was $699,000 in the first half in 2001 compared to $321,000 in the same period of 2000. The increase in 2001 was due largely to recording of the unrealized favorable value of an investment made this year in Select Comfort Corporation warrants.

The Company's income tax expense is calculated based on the estimated annual rate for the entire year.

Net income for the six months 2001 was $300,000 or $.09 per common share,

up from $87,000 or $.03 per common share in 2000.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $9.5 million on June 30, 2001, down by $2.0 million from December 31, 2000, largely due to classifying an investment made during second quarter 2001, valued at $2.9 million as of June 30, 2001, as a non current asset. Cash, cash equivalents and investments, including available for sale securities of $2.4 million, increased by approximately $3.4 million at June 30, 2001 compared to December 31, 2000 primarily due to collection of proceeds from the sale of the Company's lease portfolio and due to unrealized appreciation of the Company's investment portfolio.

The Company had no long-term debt and management believes its working capital is adequate to meet its current needs.

PART II--OTHER INFORMATION

Item #6 Exhibits and Reports on Form 8-K

a. Exhibits 10.4 Convertible Debt, Warrant and Pledge Agreements By

And Between Select Comfort Corporation and Printware, Inc., et al

Exhibit 11. Statement re: Computation of per share earnings

b. Reports on Form 8-K

On June 14, 2001 the Company filed 8-K report regarding its

Common Stock Repurchase Plan.

PRINTWARE, INC.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934,

the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRINTWARE, INC.

Registrant

Date: August 14, 2001 /s/ MARK G. EISENSCHENK

________________________

Mark G. Eisenschenk

CHIEF FINANCIAL OFFICER

(Principal Financial Officer)

Date: August 14, 2001 /s/ STANLEY GOLDBERG

________________________

Stanley Goldberg

PRESIDENT

& CHIEF EXECUTIVE OFFICER

(Principal Executive Officer)