Form 10QSB
period 2001-09-30
PRINTWARE INC
filed 2001-11-16
CIK 801529

PRINTWARE, INC.

1270 Eagan Industrial Road

St. Paul, MN 55121

November 2, 2001

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

Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

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

Common Stock, no Par Value--3,302,206 shares as of

November 2, 2001.

PART I--FINANCIAL INFORMATION

ITEM 1.--FINANCIAL STATEMENTS

PRINTWARE, INC.

CONDENSED BALANCE SHEET
(DOLLARS IN THOUSANDS EXCEPT SHARE INFORMATION)
September 30, 2001

ASSETS

CURRENT ASSETS:	
Cash and cash equivalents	$ 4,789
Other investments	2,361
Receivables	639
Lease receivables--current	104
Inventories	2,028
Deferred income taxes-current	607
Prepaid expenses	75
Total Current Assets	10,603
PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization	134
INTANGIBLE ASSETS, net of accumulated amortization	17
LEASE RECEIVABLES--long term	157
DEFERRED INCOME TAXES--long term	2,332
OTHER LONG TERM INVESTMENTS	1,860
	$ 15,103
LIABILITIES AND SHAREHOLDERS' EQUITY	
CURRENT LIABILITIES:	
Accounts payable	$ 461
Accrued expenses	334
Deferred revenues	23
Total Current Liabilities	818
COMMITMENTS AND CONTINGENCIES	
SHAREHOLDERS' EQUITY:	
Preferred Stock, no specified par value; 1,000,000 shares authorized; none issued and outstanding	-
Common Stock; no par value, authorized 15,000,000 shares: issued and outstanding 3,302,206 shares at September 30, 2001; respectively	19,133
Accumulated deficit	(4,965)
Accumulated other comprehensive income	117
Total shareholders' equity	14,285
	$ 15,103

See notes to condensed financial statements.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
THREE AND NINE MONTHS ENDED SEPTEMBER 30. 2001 AND SEPTEMBER 30. 2000
(DOLLARS IN THOUSANDS EXCEPT PER SHARE INFORMATION)

	Three Months Ended		Nine Months Ended	
	Sept. 30 2001	Sept. 30 2000	Sept. 30 2001	Sept. 30 2000
TOTAL REVENUES	$ 1,394	$ 1,053	$ 4,516	$ 3,884
COST OF REVENUES	960	673	3,110	2,307
GROSS MARGIN	434	380	1,406	1,577
PERIOD COSTS:				
Research and development	139	147	435	446
Selling, general and administrative	590	513	1,481	1,592
Total	729	660	1,916	2,038
LOSS FROM OPERATIONS	(295)	(280)	(510)	(461)
OTHER (EXPENSE) INCOME:				
Interest and other (expense) income	(165)	164	534	485
(LOSS) INCOME BEFORE INCOME TAXES	(460)	(116)	24	24
INCOME TAX BENEFIT (EXPENSE)	175	44	(9)	(9)
NET (LOSS) INCOME	$ (285)	$ (72)	$ 15	$ 15
NET (LOSS) INCOME PER COMMON BASIC AND DILUTED	$ (0.09)	$ (0.02)	$ 0.00	$ 0.00
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING--BASIC	3,298,780	3,288,134	3,299,693	3,281,983
WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING--DILUTED	3,298,780	3,288,134	3,299,693	3,281,983
OTHER COMPREHENSIVE (LOSS) INCOME, BEFORE TAX:				
Unrealized holding (loss) income arising during period	$ (793)	$ 59	$ 195	$ 35
OTHER COMPREHENSIVE (LOSS) INCOME, BEFORE TAX	(793)	59	195	35
INCOME TAX BENEFIT (PROVISION) RELATED TO ITEMS OF OTHER COMPREHENSIVE (LOSS) INCOME	298	(24)	(74)	(11)
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX	(495)	35	121	24
COMPREHENSIVE (LOSS) INCOME	$ (780)	$ (37)	$ 136	$ 39

See notes to condensed financial statements.

CONDENSED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000
(DOLLARS IN THOUSANDS)

	Sept. 30 2001	Sept. 30 2000
OPERATING ACTIVITIES:		
Net income	$ 15	$ 15
Adjustments to reconcile net income to net cash provided by operating activities:		
Warrants issued for services	-	26
Appreciation on investments	(233)	-
Depreciation and amortization	42	48
Provision for bad debts	6	-
Provision for inventory write-downs	81	81
Deferred income taxes	107	2
Changes in operating assets and liabilities:		
Receivables	2,567	5
Inventories	(37)	(411)
Prepaid expenses	70	(53)
Accounts payable	(239)	332
Accrued expenses	(579)	40
Deferred revenues	7	(10)
Net cash provided by operating activities	1,807	75
INVESTING ACTIVITIES:		
Purchases of other investments	(4,189)	-
Maturities and sales of available-for-sale securities	6,724	1,784
Decrease in lease receivables	47	(663)
Purchase of property and equipment	(38)	(11)
Disposal of property and equipment	-	2
Increase in other assets	-	(643)
Net cash provided by investing activities	2,544	469
FINANCING ACTIVITIES:		
Proceeds from issuance of Common Stock	31	48
Repurchase of Common Stock	(15)	-
Net cash provided by financing activities	16	48
NET INCREASE IN CASH AND CASH EQUIVALENTS	4,367	592
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	422	56
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 4,789	$ 648
SUPPLEMENTAL CASH FLOW DISCLOSURE:		
Cash paid during the period for:		
Income taxes	$ -	$ -

See notes to condensed financial statements.

PRINTWARE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001

1. BASIS OF PRESENTATION

The accompanying condensed balance sheet as of September 30, 2001 and the condensed statements of operations and comprehensive income for the three and nine months ended September 30, 2001 and September 30, 2000, and the condensed statements of cash flows for the nine months ended September 30,

2001 and September 30, 2000 are unaudited. In the opinion of management, such unaudited financial statements include all adjustments, consisting of only normal, recurring accruals, necessary for a fair presentation thereof. The results of operations for any interim period are not necessarily indicative of the results for the year.

2. RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

The Company adopted Statement of Financial Accounting Standards SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138, "Accounting for Certain Derivatives and Hedging Activities - an Amendment of SFAS No. 133," effective January 1, 2001. The Standards require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged items are recognized in earnings. The change in a derivative's fair value related to the ineffective portion of a hedge, if any, will be immediately recognized in earnings. Printware has one investment, a portion of which is a derivative financial instrument, not designated as a hedging instrument. Changes in the fair value of the derivative portion of this instrument are included in other income (see discussion relating to the Company's investment in Select Comfort Corporation securities in Note 3).

3. SIGNIFICANT INVESTMENT TRANSACTIONS

During 2001, the Company made investments in marketable equity securities, convertible debentures with detachable warrants and an investment fund. In accordance SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," investments which are classified as available for sale securities are shown on the balance sheet at market value. The related unrealized gains or losses on available for sale investment not deemed to be derivative financial instruments are reflected as a separate component of shareholders' equity, net of income tax effects. The Company's investments in marketable equity securities and the investment fund have been deemed to be available for sale securities and are reflected on the accompanying balance sheet as current assets in "other investments". The convertible debentures are reflected in the accompanying balance sheet as non-current assets in "other long-term investments".

On March 1, 2001, the Company made a $2,000,000 investment in the Whitebox Statistical Arbitrage Fund, LLC (See Note 11), a managed fund that generates investment performance through statistical arbitrage trading activities in large, highly liquid marketable equity securities. The investment has been recorded on September 30, 2001 at $2,106,000, its estimated fair value, which approximates cost plus net realized investment income. The Company recognized investment income during the third quarter of $47,400 relating to this investment.

On June 6, 2001, the Company made a $1,500,000 investment in convertible debentures and detached warrants of Select Comfort Corporation (Nasdaq: SCSS). The convertible debentures are 5-year notes and bear interest at the rate of 8% per annum. They may be converted into Select Comfort Corporation common stock at any time during the 5-year period at $1.00 per share. During the quarter ended September 30, 2001, the Company recorded an unrealized loss of $788,250 as part of other comprehensive income in the statements of operations relating to this investment. For the nine months ended September 30, 2001 the Company recorded an unrealized gain of $232,950 as part of other comprehensive income in the statements of operations relating also to this investment.

Also in connection with the Company's investment in Select Comfort Corporation convertible debentures, Printware, Inc. acquired detached warrants to purchase 600,000 shares of Select Comfort Corporation common stock at any time during the five year period subsequent to June 5, 2001 for $1.00 per share. The applicable investment agreements provide that Printware may exercise all or any portion of its warrant rights on a cashless exercise basis, if it so elects. In accordance with the provisions of SFAS No. 133, the Company has accounted for these warrants as derivative financial instruments. Periodic changes in the fair value of these warrants are being recognized as other income or loss in the statements of operations. The warrants were valued at $143,160 on June 6, 2001 and at $236,340 on September 30, 2001 and are reflected in "available for sale securities" in the accompanying balance sheet. As a result, a gain of $93,180 and a loss of $315,300 has been reflected in other income in the Company's statements of operations for the nine month period and three month ended September 30, 2001, respectively. The change in fair value of the warrants is attributed to a change in the quoted market price of Select Comfort Corporation's common stock.

10. SHAREHOLDERS' EQUITY

During the nine months ended September 30, 2001, the Company issued

3,527 shares of its Common Stock at $1.66 per share, 3,442 shares at $1.93,

5,301 shares at $2.02 and 3,658 shares at $1.97 per share in connection with the Company's Employee Stock Purchase Plan. The Company also repurchased 6,900 shares of Common Stock in the open market at an average cost of $2.13 per share.

11. Related Party Transactions

Included in other investments on the accompanying balance sheet is the

Company's investment of $2,106,000 in the Whitebox Statistical Arbitrage

Fund, LLC. A director of the Company is Chief Executive Officer of Whitebox

Advisors, LLC, which is a general partner of Whitebox Statistical Arbitrage

Fund, LLC.

12. CONTINGENCIES

On September 27, 2001 the Company entered into an asset purchase agreement to sell substantially all its operating assets to a third party. The transaction is subject to approval by the Company's shareholders and a special meeting of shareholders has been scheduled to vote on the matter on November 14, 2001.

If the Company's shareholders approve the transaction and if the transaction closes under terms outlined in the asset purchase agreement, the Company will record a loss of approximately $240,000 on the sale of operating assets. In addition, if the sale is approved the Company expects to incur transaction and other related costs of approximately $300,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTER ENDED

SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

Total revenues for the third quarter in 2001 were $1,394,000, an increase of 32.4% or $341,000 from revenues of $1,053,000 for the third quarter in 2000.

The Company's gross margin was $434,000 in the third quarter 2001 versus

$380,000 in the comparable quarter in 2000. Gross margin as a percentage of revenue decreased from 36% in the third quarter 2000 to 31% in third quarter

2001. The decreased margin percentage in 2001 was due primarily to last year's favorable standard cost variances and to changes in the Company's equipment sales mix in 2001.

Research and development expenses decreased slightly to $139,000 in the third quarter of 2001 from $147,000 in the third quarter in 2000 due to the transfer of an engineer to the position of customer service manager in 2001.

Selling, general and administrative expenses increased to $590,000 in the third quarter of 2001 from $513,000 in the third quarter in 2000. Selling expenses increased by approximately $77,000 in the third quarter 2001 versus the third quarter in 2000 due to a larger sales force. General and administrative expenses were essentially the same as last year.

Interest and other income in the third quarter of 2001 was a loss of

$165,000 compared to income of $164,000 in the same period of the prior year.

This large decrease was the result of recording $315,300 in unrealized loss on our investment in Select Comfort Corporation warrants. The unrealized loss of value on the Select Comfort Corporation warrants is based on the fair value of such warrants. The fair value of these warrants can fluctuate significantly depending on the market value of the Select Comfort Corporation common stock. It is possible that much or all of the value of the warrants could be lost and it is also possible that the warrants could increase in value significantly.

Net loss for the third quarter of 2001 was $285,000, or $.09 per common share, up significantly from the loss of $72,000 or $.02 per share in 2000 due to the unrealized loss on investments.

RESULTS OF OPERATIONS FOR THE 9 MONTHS ENDED SEPTEMBER 20, 2001 AND SEPTEMBER 30, 2000

Total revenues for the nine months of 2001 were $4.52 million, an increase of 16.3% from the same period in 2000. This increase was primarily due to an increase in supplies sales.

The Company's gross margin as a percentage of revenue in the nine month period of 2001 was 31%, down from 41% for the same period in 2000. This was caused by favorable standard cost variances caused by lower manufacturing costs in 2000 and by product mix changes. In addition, the 2000 margins reflected the unusual impact of a sale of two refurbished platesetters that had a cost of $29,000 and which were sold for $140,000, representing a gross margin of 79% on the transaction.

Research and development expenses for the nine months of 2001 decreased

2.5% over the same period in 2000 due primarily to increased activity in cost reduction of the new SC product introduced in 2001 offset by the transfer of engineer to customer service manager.

Selling, general and administrative expenses decreased $122,000 for the nine months ended September 30, 2001 compared to the same period in 2000.

There was a 23.6% increase in marketing and sales costs due largely to the addition of sales personnel in 2001. General and administrative expenses decreased by 29.4% from the nine months of 2000 primarily due to improved administrative efficiency and due to nonreoccurrence of shareholder proxy fight costs incurred in 2000.

Interest and other income was $534,000 in the nine months of 2001 compared to $485,000 in the same period of 2000. The increase in 2001 was due largely to recording of the unrealized favorable value of an investment made this year in Select Comfort Corporation warrants.

The Company's income tax expense is calculated based on the estimated annual rate for the entire year.

Net income for the nine months of 2001 was $15,000 or $.00 per common share,

the same as in 2000.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $9.8 million on September 30, 2001, down by $1.7 million from December 31, 2000, largely due to the Company's investment in Select Comfort. Cash, cash equivalents and investments, including available for sale securities of $1.9 million, increased by approximately $2.2 million at September 30, 2001 compared to December 31, 2000 primarily due to collection of proceeds from the sale of the Company's lease portfolio.

The Company had no long-term debt and management believes its working capital is adequate to meet its current needs.

PART II--OTHER INFORMATION

Item #6 Exhibits and Reports on Form 8-K and 14A

a. Exhibits

Exhibit 11. Statement re: Computation of per share earnings

b. Reports on Form 8-K

On October 3, 2001 the Company filed 8-K report regarding its plan to sell its operating assets to a group of investors.

c. Reports on Form 14A

On October 11, 2001 the Company filed a 14A proxy which was also sent to shareholders in connection with the proposed sale of the Company's operating assets to a group of investors.

PRINTWARE, INC.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934,

the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRINTWARE, INC.

Registrant

Date: November 2, 2001 /s/ MARK G. EISENSCHENK

________________________

Mark G. Eisenschenk

CHIEF FINANCIAL OFFICER

(Principal Financial Officer)

Date: November 2, 2001 /s/ STANLEY GOLDBERG

________________________

Stanley Goldberg

PRESIDENT

& CHIEF EXECUTIVE OFFICER

(Principal Executive Officer)

EXHIBIT 11

STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS

	Three months ended		Nine Months Ended	
	Sept. 30 2001	Sept. 30 2000	Sept. 30 2001	Sept. 30 2000
BASIC EPS:				
Weighted average number of common shares outstanding	3,298,780	3,288,134	3,299,693	3,281,983
Total shares	3,298,780	3,288,134	3,299,693	3,281,983
Net (loss) income (000's)	$ (285)	$ (72)	$ 15	$ 15
(Loss) Earnings per share	$ (0.09)	$ (0.02)	$ 0.00	$ 0.00
DILUTED:				
Weighted average number of common shares outstanding	3,298,780	3,288,134	3,299,693	3,281,983
Common share equivalents from assumed exercise of options and warrants	-	-	-	-
Total shares	3,298,780	3,288,134	3,299,693	3,281,983
Net (loss) income (000's)	$ (285)	$ (72)	$ 15	$ 15
(Loss) Earnings per share	$ (0.09)	$ (0.02)	$ 0.00	$ 0.00