Form 10KSB
period 2001-12-31
PRINTWARE INC
filed 2002-02-21
CIK 801529

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2001
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

YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained, and will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for the most recent fiscal year ended December 31, 2001 totaled $5,277,593.

Based upon the $2.84 per share closing sales price of the registrant's common stock as of February 15, 2002, the aggregate value of the shares of Common Stock held by nonaffiliates as of such date was approximately $9,378,265.

Common Stock - 3,302,206 shares outstanding as of February 15, 2002.

Documents Incorporated By Reference

Portions of the Proxy Statement for Printware, Inc.'s 2002 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-KSB to the extent described in Part III.

PART I

Statements included in this Form 10-KSB, in the Company's Annual Report, elsewhere in this Report, in future filings by the Company with the SEC, in the Company's press releases, and in oral statements made with the approval of an authorized executive officer which are not historical or current facts, are forward-looking statements made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any forward-looking statements which speak only as of the date made. The following important factors, among other things, in some cases have affected and in the future could affect the Company's actual results and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement: The volatility of the financial markets, especially as it may impact the Company's investment portfolio, the departure of key members of management and/or key employees, and general economic conditions. The foregoing list should not be construed as exhaustive and the Company disclaims any obligation subsequently to revise or update any previously made forward-looking statements. Unanticipated events are likely to occur. In addition, on September 27, 2001, the Company entered into an asset purchase agreement to sell substantially all its operating assets to a third party and in December this transaction was completed. On January 10, 2002, the Company announced that its board of directors had approved a plan to liquidate the net assets of the Company.

ITEM 1. DESCRIPTION OF BUSINESS.

Through December 1, 2001, Printware designed, built and marketed "Computer-to-Plate" pre-press systems used to create printing plates directly from computers or the Internet. Computer-to-Plate systems are referred to as "Platesetters," which replaced the traditional process of typesetting, paste-up, camera work and film processing. The Company also sold supplies, primarily plate material, for use in its Platesetters for more than ten years and provided services and training to users of its equipment.

Printware's entire operating business was sold on December 6, 2001 with an effective date of December 1, 2001. Results of operations prior to December 1, 2001 are reflected in the Company's Statement of Discontinued Operations and Comprehensive Loss.

PRODUCTS

Printware's primary products sold in 2001 and 2000 consisted of silver-halide Platesetters sold under the "PlateStream" brand name. The Company also sold associated services and training and related consumable chemistries and plate materials. The Company provided web-to-press systems for Internet-based ordering of printed materials.

SILVER-HALIDE PLATESETTERS. These products use versatile silver-halide plate material for a wide range of printing applications. A laser "writes" the digital image on the plate at very high speed. The plate is then developed and fixed, similar to black and white photography. Finished plates exit the machine already dried, cut to exact size and press-ready. Printware sold these products under its PlateStream brand name for prices ranging from $32,000 to $91,000 each, depending on the model and configuration.

SUPPLIES. The Company began to ship its private label "SilverStream" silver-halide plate material and chemistry for use in its PlateStream Platesetter line in late 1999. Printware also sold supplies for its installed base of older electrostatic Platesetters, consisting primarily of digital electrostatic plate material.

MARKETING

In order to provide lower-priced products to reach a broader market, the Company introduced its PlateStream line of silver-halide Platesetters. The products were sold through graphic arts dealers and Printware's own direct sales force consisting of five salespersons located in Minneapolis, Fort Lauderdale, Fort Worth and New York.

COMPETITION

The Company had competition from four primary categories: Internet competition; other Platesetters; plate-enabled film imagers; and supplies competitors. Growth in the Computer-to-Plate business attracted considerable competition. The Company's competitors included established companies with significantly greater financial, technical and marketing resources than the Company.

OTHER PLATESETTERS. The Company faced significant competition from other silver-halide Platesetters. The most significant of these competitors included A.B. Dick Company and Purup-Eskofot A/S. There are also many competitive Platesetters which use metal plates. Most of the competitive devices are relatively expensive and use expensive supplies. Most competitive metal Platesetters are geared toward larger format high-end color printing. Printware's products were focused at mainstream, smaller presses and mid-range quality market sectors.

FILM IMAGERS. Digital film imagers are used in the traditional multi-step platemaking process being obviated by Platesetters. Several film imager manufacturers are attempting to adapt film imagers to image plates directly. Competitors in this category include the Agfa Corporation, Monotype Systems, Inc. and ECRM Inc.

SUPPLIES COMPETITION. Printware's SilverStream silver-halide plate material faced stiff competition from the industry leader, Mitsubishi, from Agfa and from private label products sourced from Mitsubishi and Agfa. Printware also had significant competition for supplies for its electrostatic platesetters from a Japanese paper mill which sells through a U.S. distributor. Printware addressed the competitive threat with lower prices, where appropriate, and comprehensive programs to bundle supplies with support contracts.

SUPPLIERS

The Company had a number of single-source suppliers for materials that were critical to production or use of its products. These included the suppliers of the Company's electrostatic paper and metal plate materials and various chemistries, silver-halide plate material and chemistry, and certain key components used in Platesetters and/or ZAPrip raster image processors.

PRODUCT SUPPLY AGREEMENTS

The Company had a non-exclusive right to sell silver-halide plate material made by a third party plate supplier. The Company had the exclusive right to sell the electro-static plate materials made by its suppliers. All of the product supply agreements to which the Company was a party were cancelable by either party under certain circumstances.

CUSTOMERS

Printware marketed its products to a wide range of printers. Nearly half of the twenty largest printers in the U.S. purchased Printware equipment. The Company also had a growing installed base in small commercial printing establishments.

PROPRIETARY RIGHTS

All intellectual property rights were transferred to the buyer of Printware's operating business effective December 1, 2001.

RESEARCH AND DEVELOPMENT

The Company's research and development efforts focused primarily on development improvements to its Platesetter PlateStream line. Projects included a software control panel, which allowed the platesetter to be "seen" over the Internet or via dedicated line, new punch configurations and software programs to enhance workflow efficiency, including a turnkey scanner system.

EMPLOYEES AND OFFICERS

As of December 31, 2001, Printware had no employees. The executive officers of the Company, however, are Stanley Goldberg, President and Chief Executive Officer, and Mark Eisenschenk, Chief Financial Officer, Secretary and Treasurer, whose services to the Company after December 1, 2001 are provided to Printware on a consulting basis. The agreement with Goldmark Advisors, LLC, a business development firm with which Messrs. Goldberg and Eisenschenk are affiliated, obligates the Company to pay Goldmark Advisors, LLC $25,000 per month through May 31, 2002 and $5,000 per month thereafter. The agreement expires on December 31, 2002 and is cancelable by either party after May 31, 2002 with 30-days written notice.

ITEM 2. DESCRIPTION OF PROPERTY

Until its operating business was sold, Printware's manufacturing operation consisted of the assembly, integration, testing and quality audits of equipment. The Company purchased all of its supplies and many of the hardware components it used from third-party vendors.

Printware continues to lease offices and a manufacturing facility located at 1270 Eagan Industrial Road, St. Paul, Minnesota. The lease covers 35,410 square feet of space, of which one-half has been subleased through May 31, 2002 for one half the rent paid by Printware to its landlord. The facility lease expires July 31, 2005; however, there is a one-time option to cancel it on July 31, 2003 with 180 days prior notice. Monthly base rent expense is currently $15,320, plus a pro-rata share of real estate taxes and common area maintenance.

ITEM 3. LEGAL PROCEEDINGS.

The Company is not involved in any and is not aware of any pending or threatened legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On November 14, 2001, a special meeting of shareholders was held relating to the proposed sale of Printware's operating business. At that meeting, shareholders approved of the proposed transaction. Voting results were as follows:

For 1,725,092
Against 42,586
Abstained 190,500

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock is traded on The Nasdaq National Market under the symbol PRTW. The high and low closing sales prices for each quarter of 2001 and 2000 are as follows:

As of December 31, 2001 the Company had approximately 1,087 shareholders of record. Printware has been informed, however, that there are in excess of 1,090 beneficial owners of the Company's Common Stock.

The Company has not paid and does not presently intend to pay any dividends on its Common Stock.

ITEM 6.
MANAGEMENT'S DISCUSSION
AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

General
The information appearing below relates to prior periods, the results of operations for which periods are not necessarily indicative of the results which may be expected for any subsequent periods. Because of a sale of the Company's operating assets in December 2001, future periods will primarily reflect the impact of investment income earned on investments and general and administrative expenses associated with administration of the Company. In addition, on January 10, 2002, the board of directors approved a plan to liquidate the net assets of the Company, subject to shareholder approval. No inferences as to future performance should be drawn.

Results of Operations

The table shown below summarizes the percentage of revenues for the various items for the periods indicated.

Revenues in 2001 include only eleven months of activity because of the sale of Printware's operating business during the year. Revenues in 2000 include twelve months of activity. Revenues for the eleven months in 2001 were $5,278,000. This represents an increase of $124,000 or 2.4% over the twelve month 2000 revenues.

Gross margins in 2001 were 30.1%, down from 33.1% in 2000, caused primarily by the impact of increased sales of lower margin equipment.

Research and development expenses in 2001 decreased by $67,000 or 11.3% compared to 2000 due mainly to the timing of product design activity, overall expense management and incurring only eleven months of expenses during 2001 compared to twelve months of expenses in 2000.

Selling, general and administrative expenses decreased by $295,000 in 2001, a decrease of 10.1% versus 2000. During 2000, the Company incurred approximately $1.2 million of significant expenses which included management severances of $503,000, proxy costs of $361,000, loss on sale of lease portfolio $200,000 and special consulting and legal of $183,000. In 2001 the Company also incurred unusual expenses of approximately $800,000 including a $491,000 accrual relating to nonproductive facility lease, payments of $131,000 and $118,000 respectively to Stanley Goldberg, President and Chief Executive Officer and Mark Eisenschenk, Chief Financial Officer, for severances and incentive payments for selling the Company's operating assets. Also included in 2001 was approximately $100,000 additional travel, legal and consulting fees related to selling the assets of the Company.

Other (expense) income in 2001 consisted of income of $1,183,000 of which $545,000 was interest income, $607,000 relates to appreciation in value of Select Comfort warrants and $31,000 of other investment net gains. The Select Comfort warrants are valued using Black-Scholes model and are not traded in an active market. In addition, the Company sustained a $542,000 loss on the sale of operating assets in December 2001.

The Company recorded income tax expense of $2,298,000 in 2001 and a tax benefit of $593,000 in 2000. As of December 31, 2001 Printware recorded a $2,569,000 valuation allowance on its deferred tax asset accounts as management believes that due to the change in planned operations, it is currently more likely than not that the deferred income tax assets will not be realized.

Financial Condition

During 2001 the Company's cash and cash equivalents increased $4,710,000. Operating activities provided $1,935,000 in cash in spite of sustaining a $3,222,000 after tax loss for the year. Several noncash transactions, such as loss on sale of assets of $542,000 and the write off of deferred tax assets of $3,046,000, combined with the decrease in accounts receivable of $2,582,000, which principally consisted of a receivable from a third party financing source relating to the sale of the Company's direct finance lease portfolio, more than offset the net loss.

Net cash provided by investing activities was $2,759,000 in 2001 and consisted primarily of $5,664,000 in maturities of available-for-sale-securities, partially offset by purchasing securities of $3,997,000, and a $1,000,000 cash payment from the sale of the Company's operating assets.

The cash which was provided by financing activities consisted of a net of $15,000 due to $30,000 in proceeds from the issuance of the Company's common stock less $15,000 for the buyback of 6,900 shares of common stock under Company's stock buyback program.

At December 31, 2001, the Company had approximately $5,132,000 of cash and cash equivalents and $6,535,000 of current investments. The valuation of the investments were derived as follows:

The securities which were priced based on models and other valuation methods had a cost of $1,500,000, gross unrealized appreciation recorded in the income statement of $607,000, and gross unrealized appreciation recorded in shareholders equity of $1,985,000 ($1,231,000 net of tax).

Working capital was approximately $11,219,000. The Company had no long-term debt or lines of credit and management believes its working capital is adequate to meet current needs.

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

QUARTERLY RESULTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER
2001				
Revenue	$ 1,530	$ 1,592	$ 1,394	$ 761
Cost of Revenues	1,015	1,135	960	581
Gross Profit	515	457	434	180
Operating Loss	(80)	(135)	(295)	(1,055)
Net Income (Loss)	$ 34	$ 266	$ (285)	$ (3,237)
Per Share-Basic	$ 0.01	$ 0.08	$ (0.09)	$ (0.98)
Per Share-Diluted	$ 0.01	$ 0.08	$ (0.09)	$ (0.98)
Average Shares Outstanding	3,303	3,303	3,299	3,302
2000				
Revenue	$ 1,250	$ 1,581	$ 1,053	$ 1,270
Cost of Revenues	737	897	673	1,139
Gross Profit	513	684	380	131
Operating Income (Loss)	3	(184)	(280)	(1,344)
Net Income (Loss)	$ 104	$ (17)	$ (72)	$ (549)
Per Share-Basic	$ 0.03	$ (0.01)	$ (0.02)	$ (0.17)
Per Share-Diluted	$ 0.03	$ 0.01	$ (0.02)	$ (0.17)
Average Shares Outstanding	3,275	3,283	3,288	3,293

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

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company at the time of the filing of this Form 10KSB are as follows:

Stanley Goldberg, President and Chief Executive Officer (age 55), joined the Company in January 2001. He is also a managing partner of Goldmark Advisors, LLC, a business development firm, he co-founded in 1999. Mr. Goldberg began his career with General Electric Company where he served in a number of senior level management positions within the consumer products sector. Mr. Goldberg has also served as Vice President and General Manager of the Worldwide Audio Division of Thomson, S.A., a leading electronics company with headquarters in France. In addition, Goldberg has served as Chairman, President and CEO of Verdant Brands, Inc. He has extensive experience in the areas of strategic planning, product management, sales and marketing as well as general business management.

Mark G. Eisenschenk, Chief Financial Officer (age 44), joined the Company in January 2001. He is a Certified Public Accountant and a managing partner of Goldmark Advisors, LLC, a business development firm, he co-founded in 1999. Mr. Eisenschenk began his career with Arthur Andersen, LLP. He subsequently held various financial positions with Allied Signal, Inc. He has also served as Chief Financial Officer of ECM Publishers, Inc., a privately held printing and publishing firm, and as Chief Financial Officer of Verdant Brands, Inc.

Other information required by Item 9 is incorporated herein by reference to the sections entitled "Item 1: Election of Directors" and "Compliance with Section 16(a) of the Exchange Act" contained in the Company's proxy statement to be filed with the Securities and Exchange Commission (the "Commission") within 120 days of December 31, 2001 (the "Proxy Statement").

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

Three Form 8-K's were filed by the Company through January 2002.

PRINTWARE, INC.
SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRINTWARE, INC.
Registrant

Date: February 21, 2002 /s/Stanley Goldberg

________________________
Stanley Goldberg
PRESIDENT
& CHIEF EXECUTIVE OFFICER
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant on the dates in the capacities indicated.

INDEPENDENT AUDITORS' REPORT
To The Board of Directors and Shareholders of Printware, Inc.:
We have audited the accompanying balance sheet of Printware, Inc. (the Company) as of December 31, 2001 and the related statements of discontinued operations and comprehensive loss, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Printware, Inc. at December 31, 2001 and the results of its discontinued operations and its cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 11 to the financial statements, subsequent to year end the board of directors approved a plan to liquidate the net assets of the Company, subject to shareholder approval.

/s/Deloitte & Touche LLP
Minneapolis, Minnesota
February 15, 2002

	2001	2000
REVENUES	$ 5,277,593	$ 5,154,183
COST OF REVENUES	3,691,332	3,446,085
GROSS MARGIN	1,586,261	1,708,098
PERIOD COSTS:		
Research and development	523,872	590,897
Selling, general and administrative	2,627,607	2,922,518
	3,151,479	3,513,415
LOSS FROM OPERATIONS	(1,565,218)	(1,805,317)
OTHER (EXPENSE) INCOME:		
Interest and other income	1,182,759	677,888
Loss from sale of operating assets	(542,000)	-
LOSS BEFORE INCOME TAXES	(924,459)	(1,127,429)
INCOME TAX BENEFIT (EXPENSE)	(2,297,922)	593,210
NET LOSS	$ (3,222,381)	$ (534,219)
NET LOSS PER COMMON SHARE BASIC AND DILUTED	$ (0.98)	$ (0.16)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING--BASIC	3,300,090	3,284,810
WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING--DILUTED	3,300,090	3,284,810
OTHER COMPREHENSIVE INCOME, BEFORE TAX:		
Unrealized holding income arising during period	$ 1,918,087	$ 90,951
Less reclassification adjustment for (gain) loss included in net loss	(35,516)	1,095
OTHER COMPREHENSIVE INCOME, BEFORE TAX	1,882,571	92,046
INCOME TAX PROVISION RELATED TO ITEMS OF OTHER COMPREHENSIVE INCOME	(688,936)	(32,928)
OTHER COMPREHENSIVE INCOME, NET OF TAX	1,193,635	59,118
COMPREHENSIVE LOSS	$ (2,028,746)	$ (475,101)

See notes to financial statements.

PRINTWARE, INC.

STATEMENT OF SHAREHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2001 AND 2000

Common Stock		Accumulated deficit	Accumulated other comprehensive income (loss)
	Shares	Amount		
BALANCE AT DECEMBER 31, 1999	3,269,494	$ 19,030,731	$ (4,445,726)	$ (63,539)
Shares issued pursuant to employee stock purchase plan	23,684	48,075	–	–
Common stock warrant compensation earned	–	38,657	–	–
Unrealized loss on available-for-sale securities, net of tax	–	–	–	59,118
Net loss	–	–	(534,219)	–
BALANCE AT DECEMBER 31, 2000	3,293,178	19,117,463	$ (4,979,945)	$ (4,421)
Shares issued pursuant to employee stock purchase plan	15,928	30,379	–	–
Common stock repurchase	(6,900)	(14,695)	–	–
Unrealized gain on available-for-sale securities, net of tax	–	–	–	1,193,635
Net loss	–	–	(3,222,381)	–
BALANCE AT DECEMBER 31, 2001	3,302,206	$ 19,133,147	$ (8,202,326)	$ 1,189,214

See notes to financial statements.

PRINTWARE, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

	2001	2000
OPERATING ACTIVITIES:		
Net loss	$ (3,222,381)	$ (534,219)
Adjustments to reconcile net loss		
to net cash provided by operating activities:		
Unrealized appreciation on investments	(607,000)	-
Loss on sale of operating assets	542,000	-
Depreciation and amortization	89,421	63,289
Loss on disposal of property	-	1,895
Provision for bad debts	8,000	146,865
Common stock option/warrant compensation earned	-	38,657
Provision for inventory absolescence	81,083	309,000
Loss on sale of available-for-sale securities	-	(1,095)
Deferred income taxes	3,046,047	(562,582)
Changes in operating assets and liabilities:		
Receivables	2,582,256	(2,914,270)
Inventories	(130,872)	(238,800)
Prepaid expenses	125,025	(89,325)
Accounts payable	292,500	308,073
Accrued expenses	(854,977)	505,550
Deferred revenues	(15,739)	(19,095)
Net cash provided (used) by operating activities	1,935,363	(2,986,057)
INVESTING ACTIVITIES:		
Investment purchases	(3,996,500)	(615,184)
Maturities and sales of investments	5,663,735	1,765,438
Decrease in sales-type leases	-	1,360,578
Sale of operating assets	1,000,000	-
Payments and defaults on sales-type leases	129,666	804,803
Purchases of property and equipment	(38,354)	(12,037)
Net cash provided by investing activities	2,758,547	3,303,598
FINANCING ACTIVITIES:		
Proceeds from issuance of Common Stock	30,379	48,075
Repurchase of Common Stock	(14,695)	-
Net cash provided by financing activities	15,684	48,075
NET INCREASE IN CASH AND CASH EQUIVALENTS	4,709,594	365,616
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	422,085	56,469
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 5,131,679	$ 422,085
SUPPLEMENTAL CASH FLOW DISCLOSURE:		
Cash paid during the period for:		
Income taxes	$ 13,776	$ -

See notes to financial statements.

PRINTWARE, INC.

NOTES TO FINANCIAL STATEMENTS

NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Through December 1, 2001, Printware, Inc. ("Printware" or the "Company"), Printware, designed, built and marketed "Computer-to-Plate" systems. Computer-to-Plate systems are used by the offset printing industry to create printing plates directly from computer data. The Company effectively sold its operating assets and business on December 1, 2001.

Revenue Recognition

The Company recognized equipment and supplies revenue for items sold utilizing open account terms at the time of shipment to customers. Revenue for equipment sold utilizing sales-type lease financing was recognized at the time of customer acceptance. Revenue related to installation, training and support services was recognized when the services were performed. Total revenue from installation, training and support services was less than 10% of total revenues for the years ended December 31, 2001 and 2000.

Interest and Other Income

Interest and other income consists primarily of interest income from bonds and lease receivables and equity based investment gains.

Earnings Per Share

The Company adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings Per Share, which requires the disclosure of Basic and Diluted Earnings per Share (EPS). Basic EPS is calculated using income available to common shareholders divided by the weighted average number of common shares outstanding during the year. Diluted EPS is similar to Basic EPS except that the weighted average number of common shares outstanding is increased to give effect to all dilutive potential common shares that were outstanding during the period.

Combined options and warrants to purchase 403,200 and 975,677 shares of Common Stock at exercise prices ranging from $2.00 to $5.13 were outstanding during 2001 and 2000, respectively, but were not included in the computation of the Diluted EPS because the exercise prices of the options and warrants were greater than the average market price of the common shares or the effect would have been antidilutive due to the losses in 2001 and 2000.

Cash Equivalents

Cash equivalents consist primarily of investments in commercial paper and certificates of deposit which have original maturities of three months or less.

Investments

The Company classifies and accounts for debt and equity securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company's entire portfolio, except the Select Comfort Corporation warrants, is classified as available for sale and reflected in "Investments" on the accompanying balance sheet. Accordingly, securities are recorded at fair market value and any associated unrealized gain or loss, net of tax, is included as a separate component of shareholders' equity, "Accumulated other comprehensive income (loss)." Gains or losses on securities are computed based on the cost of the specific securities sold.

On June 6, 2001, the Company made a $1,500,000 investment in unregistered securities of Select Comfort Corporation (Nasdaq: SCSS). One of the securities acquired in the transaction was a convertible debenture. The other security acquired consisted of 600,000 warrants to purchase Select Comfort Corporation common stock. Both of these securities are carried at estimated fair value, based on option pricing models and other valuation methods, and are subject to significant fluctuation in value.

The convertible debenture is a 5-year, secured note and bears interest at the rate of 8% per annum. It may be converted into Select Comfort Corporation common stock at any time during the 5-year period at a conversion rate of $1.00 per share. For the year ended December 31, 2001, the Company recorded a gross unrealized gain of $1,985,000 as part of other comprehensive income relating to this investment.

In connection with the Company's investment in Select Comfort Corporation securities, the Company acquired detached warrants to purchase 600,000 shares of Select Comfort Corporation common stock which may be exercised at any time during the five year period subsequent to June 5, 2001 for $1.00 per share. The applicable investment agreements provide that Printware may exercise all or any portion of its warrant rights on a cashless exercise basis, if it so elects. In accordance with the provisions of SFAS No. 133, the Company has accounted for these warrants as derivative financial instruments. Periodic changes in the fair value of these warrants are being recognized as other income or loss in the statements of operations. The warrants were valued at $143,000 on June 6, 2001 and at $750,000 on December 31, 2001 and are reflected in "investments" in the accompanying balance sheet. As a result, $607,000 has been reflected in other income in the Company's statement of discontinued operations and comprehensive loss for the year ended December 31, 2001. The change in fair value of the warrants and convertible debenture is attributable to a favorable change in the quoted market price of Select Comfort Corporation's common stock.

Credit Risk

The Company manages credit risk by regularly evaluating creditworthiness of its customers and issuers of investment instruments which the Company invests in. Lease receivables for which collectibility is not assured have been reserved for through establishment of an allowance for doubtful accounts. Customer accounts considered by management to be uncollectible were written off. Management continues to evaluate the financial condition of companies that the Company has invested in.

Inventories

Inventories were valued at the lower of cost (determined on a first-in, first-out basis) or market. Inventories were periodically reviewed for obsolescence or surplus stock. Items considered obsolete or excess were written down to estimated net realizable value.

The Company was dependent on several key suppliers for plate material and raster image processing software. All the Company's rights and obligations under the supplier agreements were transferred to the buyer of the sale of operating assets.

Property and Equipment

The Company recorded property and equipment at cost. Office equipment, software, machinery and equipment and tooling were depreciated on a straight-line basis over five years. Motor vehicles were depreciated on a straight-line basis over three years. Leasehold improvements was amortized on a straight-line basis over the term of the lease.

Impairment of Long-lived Assets

Management periodically reviewed the carrying value of long-term assets for potential impairment by comparing the carrying value of these assets to the estimated undiscounted future cash flows expected to result from the use of these assets. Had the sum of the related, expected future net cash flows been less than the carrying value, an impairment loss would have been recognized. An impairment loss would have been measured by the amount by which the carrying value of the asset exceeds the fair value of the asset with fair value being determined using discounted cash flows.

Intangible Assets

Intangible assets were recorded at cost and amortized on a straight-line basis over 2-5 years for license rights and 17 years for patents.

Research and Development Expenditures

Research and development expenditures were charged to expense as incurred.

Accounting for Warranty Costs

The Company recorded estimated future warranty costs when the equipment was shipped to customers. All warranty obligations were transferred as part of sale of operating assets.

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates at December 31, 2001 include the assumptions used in estimating the fair value of the Select Comfort investment, and the valuation allowance on deferred tax assets. Actual results could differ from those estimates.

Shipping and Handling

The Company records shipping and handling costs as part of its cost of goods sold and income from shipping and handling as part of revenue.

Financial Risks and Uncertainties

In accordance with American Institute of Certified Public Accountants Statement of Position No. 94-6, Disclosure of Certain Significant Risks and Uncertainties, the Company has disclosed in the financial statements certain financial risks and uncertainties to which it was subject. The nature of the Company's operations exposes the Company to certain business risks. At December 31, 2001, the primary risks and uncertainties related to the Company's investments in nonmarketable securities which could fluctuate significantly.

Recently Issued Accounting Standards

On January 1, 2001, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives, including those embedded in other contracts, be recognized as either assets or liabilities and that those financial instruments be measured at fair value. The accounting for changes in the fair value of derivatives depends on their intended use and designation. Management has reviewed the requirements of SFAS No. 133 and has determined that they have no free-standing or embedded derivative except for the Select Comfort warrants. All contracts that contain provisions meeting the definition of derivative also meet the requirements of, and have been designated as, normal purchases or sales. The Company's policy is to not use free-standing derivatives and to not enter into contracts with terms that cannot be designated as normal purchases or sales.

2. INVESTMENTS

Investments as of December 31, 2001 consist of the following:

In December 2001, since the Company had sold its operating assets, the Company's board of directors adopted a resolution for the Company to either exercise an option under its facility lease to terminate such lease as of July 31, 2003 or to sublet any available space for the periods not covered by a sublease agreement. The board of directors also adopted a resolution to recognize the remaining estimated lease liability in the Company's financial statements. Accordingly, the $491,520 accrued lease liability as of December 31, 2001 reflects estimated lease funding and operating expenses through July 31, 2003 less projected income from an active sublease generated from subletting the space.

4. SHAREHOLDERS' EQUITY

The authorized stock of the Company is stated as 15,000,000 shares of Common Stock, no par value and 1,000,000 shares of Preferred Stock, no specified par value. The Company's board of directors may designate any series and fix any relative rights and preferences of the Preferred Stock. There were no shares of Preferred Stock issued or outstanding at December 31, 2001.

During 2001 and 2000, no employees exercised their stock options.

Stock Options

On April 25, 1996 the Company's shareholders approved, and on April 16, 1998 approved an amendment to, a stock option plan (the 1996 Stock Plan) which provides for the granting of options and restricted stock to certain officers, employees, directors and consultants to purchase up to 500,000 shares (1,000,000 as amended) of Common Stock. The 1996 Stock Plan also provided for the automatic grant of an option for 1,000 shares (5,000 shares as amended) of the Company's Common Stock, exercisable for a period of five years, to each non-employee director, upon the election or reelection as a member of the Board of Directors. Such board of directors options are issued with an exercise price equal to the fair market value of the Common Stock on the date the option is granted. Under this plan the Company has issued options to purchase 25,000 and 30,000 shares under the plan for the years ended December 31, 2001 and 2000, respectively.

The Company's incentive stock option plans provided that stock options to purchase an aggregate of 375,000 shares of Common Stock may be granted to certain officers and employees. The exercise price could not be less than 100% of the fair market value of the Common Stock on the date the option was granted. No additional options under the Company's prior plans will be granted. All options become exercisable either 100% on the date of grant, 100% one year after the date of grant, or 100% three years after the date of grant. All of these options expire either five, six or ten years from the date of grant. Tables below summarize stock option activity during the years ended December 31, 2001 and 2000 as well as stock options outstanding at December 31, 2001.

Stock options outstanding at December 31, 2001:

The weighted average exercise prices of options granted during 2001 and 2000 were $2.47 and $2.57, respectively. The Company applies Accounting Principles Board Opinion No. 25 (APB 25) and related interpretations in accounting for its stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with SFAS No. 123, the Company's net loss and loss per share for the years ended December 31, 2001 and 2000 would have been increased to the pro forma amounts reflected below.

The fair value of options granted under the Company's stock option plans during 2001 and 2000 were estimated on the date of grant using the Black-Scholes option-pricing model with the weighted-average assumptions as shown in the table below.

Pro forma net loss, loss per share and Black-Scholes model results are as follows:

Warrants

During 2000 warrants for 25,000 shares at $2.38 per share were issued to consultants as part of their compensation. These warrants are exercisable immediately and expire July 27, 2005. None of the warrants were exercised as of December 31, 2001.

1996 Employee Stock Purchase Plan

The Company's 1996 Employee Stock Purchase Plan (the "Stock Purchase Plan") was adopted on April 25, 1996 and provided for the issuance of up to 100,000 shares of Common Stock. With certain exceptions, all employees of the Company who had been employed by the Company for at least six months and who were employed at least 20 hours per week and at least five months per year, including officers and directors who were employees, were eligible to participate in the Stock Purchase Plan. The Stock Purchase Plan consists of periodic offerings for a period determined by a stock purchase committee appointed by the Board of Directors, but not to exceed 27 months. Employees could elect to have up to a maximum of 10% deducted from his or her regular salary for the purpose of purchasing shares under the Stock Purchase Plan. The price at which the employee's shares purchased Common Stock the lower of (a) 85% of the closing price of the Common Stock on the day that the offering commenced or (b) 85% of the closing price of the Common Stock on the day that the offering terminated. In 2001 and 2000, the Company issued 15,928 and 23,684 shares, respectively, under the Stock Purchase Plan. On December 1, 2001, employee activity relating to purchasing shares under the Plan ended. In December 2001, the board of directors adopted a resolution to terminate the Company's Stock Purchase Plan on December 31, 2001.

5. LEASE

In December 2001, since the Company had sold its operations, the Company's board of directors adopted a resolution for the Company to either exercise an option under its facility lease to terminate such lease as of July 31, 2003 or to sublet any available space for period not covered by a sublease agreement. As a result, the Company has recognized the remaining estimated lease liability of $492,000 in the Company's financial statements. The accrued lease liability as of December 31, 2001 reflects minimum lease payments of $236,000, estimated lease funding and operating expenses through July 31, 2003 of $318,000 less projected income generated from subletting the space of $62,000.

Rent expense for all of the Company's leases including taxes, utilities and assessments was $173,000 and $184,000 for the years ended December 31, 2001 and 2000, respectively. At December 31, 2001, future minimum lease payments due in the next two years, net of sublease to Printware, LLC, but excluding taxes, utilities and assessments, are as follows:

6. LEASE RECEIVABLES

On December 31, 2001, the balances of the lease receivables held by the Company were as follows:

Minimum future rentals due on lease receivables at December 31, 2001 are summarized below:

7. INCOME TAXES

The Company records income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." For income tax purposes, the Company has net federal operating loss carryforwards of approximately $8,375,000 as of December 31, 2001. If not used, these carryforwards will begin to expire in 2004. Under the Tax Reform Act of 1986, certain changes in ownership resulting from the sale or issuance of stock may limit the amount of net operating loss carryforwards which can be utilized on an annual basis. Deferred tax assets and liabilities represent temporary differences between the basis of assets and liabilities for financial reporting purposes and tax purposes. Deferred tax assets are primarily comprised of reserves which have been deducted for financial statement purposes, but have not been deducted for income tax purposes, and the tax effect of net operating loss carryforwards. The Company annually reviews the deferred tax asset accounts to determine if it appears more likely than not that the deferred tax assets will be fully realized. At December 31, 2001, management believes that it is more likely than not that all deferred tax assets will not be realized, and thus there is a $2,569,000 valuation allowance recorded against the deferred income tax asset accounts. Deferred taxes as of December 31, 2001 are summarized below:

A reconciliation of the expected federal income taxes for the years ended December 31, 2001 and 2000, using the effective statutory federal rate of 35%, with the actual income tax benefit is shown below:

8. 401(K) PROFIT SHARING PLAN

The Company's 401(k) Profit Sharing Plan (the "401(k) Plan") became effective August 1, 1994. The 401(k) Plan qualifies under Section 401(k) of the Internal Revenue Code. All employees employed by the Company in the United States for at least 30 hours per week were eligible to participate in the 401(k) Plan as of the next calendar quarter following one year after date of hire by the Company. Each eligible employee could contribute to the 401(k) Plan, through payroll deductions, up to 15% of his or her salary, subject to statutory limitations. The 401(k) Plan allowed, but did not require, additional contributions to the 401(k) Plan by the Company of up to 2% of the compensation paid by the Company to each employee in the previous calendar quarter. The Company's contributions were made at the discretion of the Board of Directors, within the limits of the 401(k) Plan. The Company's contributions to the 401(k) Plan totaled $9,137 and $19,184 during the years ended December 31,2001 and 2000, respectively. In December 2001, the board of directors adopted a resolution to terminate the Company's 401(k) Plan.

9. SALE OF OPERATING ASSETS

On September 27, 2001 the Company entered into an asset purchase agreement to sell substantially all its operating assets to a third party. Operating assets sold included trade receivable, inventory, property plant and equipment, certain lease receivables, and other assets. Under the terms of the sale the buyer also assumed certain current liabilities including but not limited to accounts payable and certain accrued liabilities. The transaction was approved by the Company's shareholders at a special meeting of shareholders on November 14, 2001 and the transaction closed on December 6, 2001. The effective date of the sale was December 1, 2001. In connection with the transaction, the Company received $1 million in cash, a 5-year note receivable for $750,000 bearing interest at 7% per annum and a 10% equity stake in Printware, LLC, which is the entity that acquired the Company's operating assets. The Company recorded a loss of approximately $542,000 on the sale of operating assets. In addition, the Company incurred approximately $270,000 in transaction and other related costs associated with the sale which is included as part of general and administrative expenses in the Statements of Discontinued Operations, primarily related to payments of $131,000 and $118,000, respectively, to the CEO and CFO for severance and incentives relating to the sale of operating assets.

At December 31, 2001 the Company has recorded an amount payable to Printware, LLC of $29,147 which represents cash collections from receivables that were sold under the transaction due to the buyer.

10. RELATED PARTY TRANSACTIONS

On June 16, 2000, Printware's shareholders elected the current board of directors, replacing all directors who previously served on the Company's board. To assist the current board of directors in performing various strategic and operational assessments of the Company, on July 27, 2000 the board of directors engaged the services of Goldmark Advisors LLC ("Goldmark"), a Minneapolis, MN based business consulting firm. At that time, Stanley Goldberg, a director of the Company, was a non-employee Director and held a financial interest in the Goldmark firm. Mark G. Eisenschenk, who was appointed Chief Financial Officer of the Company on January 30, 2001, also held a financial interest in Goldmark. In 2000, the Company had retained Goldmark to review the Company's day-to-day operations, its management, the industry, competition and various key financial aspects of the Company and paid Goldmark $51,124 in 2001 and $120,000 in 2000 for such services. In January 2001, contemporaneous with the terminations of the Company's previous President and Chief Executive Officer and its Chief Financial Officer, Messrs. Goldberg and Eisenschenk were employed by the Company in the capacities of President and Chief Executive Officer and as Chief Financial Officer, respectively. In December 2001, the employment of Messrs. Goldberg and Eisenschenk ceased at the time of the sale of the Company's operating assets. The Company then retained Goldmark to (i) manage the interim administrative activities of the Company during the winding up of its operations and (ii) appointed principals of the Goldmark firm, Messrs. Goldberg and Eisenschenk, to serve as non-employee officers of the Company in the positions of President and Chief Executive Officer and Chief Financial Officer, Secretary and Treasurer, respectively. The Company agreed to pay Goldmark a fee of $25,000 per month for these services through May 31, 2002 and $5,000 per month thereafter. The agreement expires on December 31, 2002 and is cancelable by either party after May 31, 2002 with 30-days prior written notice. As a result, $25,000 has been accrued under the agreement for services rendered in December 2001 and is included in current liabilities.

11. SUBSEQUENT EVENT

On January 10, 2002, the Company announced that its board of directors had approved of a plan to liquidate the net assets of the Company.

Accordingly, Printware, Inc. will file a proxy statement to seek shareholder approval to adopt a plan of liquidation and dissolution of the Company which will authorize a distribution to shareholders, deregistration of the Company's common stock and dissolution of the Company. If shareholder approval of the plan of liquidation is obtained, the Company plans to de-list its common stock from the Nasdaq National Market System and to de-register its common stock under the Securities and Exchange Act of 1934.

No estimate of the net proceeds available for distribution to shareholders has been made as such proceeds will be impacted by (i) the Company's ability to timely convert its noncash assets to cash, (ii) the amount of cash required to settle outstanding liabilities and contingencies, (iii) the expenses associated with effecting the liquidation and (iv) income taxes. Furthermore, the Company may distribute cash and non-cash assets to its shareholders. As a result, no provision has been made in the financial statements for differences between book value and estimated proceeds, as the Company's shareholders had not approved the proposed liquidation at December 31, 2001.

EXHIBIT 10-3

Consulting Contract with a Director and Named Executive Officers of the Registrant.

GOLDMARK ADVISORS, LLC

February 19, 2002

Mr. Gary S. Kohler

Chairman

Board of Directors

Printware, Inc.

1270 Eagan Industrial Road

Eagan, MN 55121

Dear Gary:

This engagement letter outlines the services Goldmark Advisors, LLC ("Goldmark") has and will, as the case may be, provide to Printware, Inc. ("Printware" or the "Company") subsequent to the December 1, 2001 termination of all employees of the Company, along with Goldmark's related fees for such services.

Scope of Services

Effective December 1, 2001 and thereafter, Goldmark agrees to:

    Make available to Printware the services of Stanley Goldberg and Mark Eisenschenk as non-employee officers of the Company in the capacities of President and Chief Executive Officer and Chief Financial Officer, Treasurer and Secretary, respectively
    Draft and file the Company's 2001 Annual Report on Form 10-KSB
    Draft and file the Company's proxy covering its annual meeting of shareholders and the related proposed plan of liquidation
    Draft and file the Company's quarterly reports on Forms 10-QSB
    Draft press releases and file related Forms 8-K when appropriate
    Facilitate, to the extent possible, the settlement of all outstanding liabilities, claims and contingencies of the Company
    Facilitate, to the extent possible, conversion to cash of Company assets
    File federal and state income tax returns as applicable
    Facilitate as necessary all external audits of the Company's financial statements, tax returns, workers' compensation and sales and use taxes
    Administer investor relations activities with Printware shareholders
    Co-ordinate liquidation related distributions to Printware shareholders

Fees

For the services outlined above, Goldmark will charge Printware the following fees:

    A monthly retainer fee of $25,000 through May 31, 2002
    A monthly retainer fee of $5,000 from June 1 through December 31, 2002

Other
    Goldmark acknowledges receipt of its previously agreed monthly retainer fee of $25,000 for each of the months of December 2001 and January 2002.
    Printware agrees to reimburse Goldmark for all necessary and reasonable out-of pocket expenses incurred on behalf of the Company.
    All activities of Goldmark will be subject to approval of the Company's Board of Directors.
    Goldmark agrees to maintain all Company information in the strictest of confidence.
    Either Printware or Goldmark may terminate this engagement any time after May 31, 2002 by providing the other party hereto with at least a 30-day prior written notice of intent to do so.

Agreed to by:

Goldmark Advisors, LLC Printware, Inc.

By: /s/ Stanley Goldberg /s/ Gary Kohler

Stanley Goldberg Gary Kohler

Its: Managing Partner Its: Chairman

EXHIBIT 23.1

Consent of Deloitte & Touche, LLP, Independent Autditors

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement No. 00-20729 of Printware, Inc. on Form S-8 of our report dated February 15, 2002, appearing in this Annual Report on Form 10-KSB of Printware, Inc. for the year ended December 31, 2001.

Minneapolis, Minnesota

February 15, 2002