Form 10QSB
period 2002-03-31
PRINTWARE INC
filed 2002-05-20
CIK 801529

PRINTWARE, INC.
1270 Eagan Industrial Road
St. Paul, MN 55121

May 20, 2002

Securities and Exchange Commission
Washington, D.C. 20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of
1934, we are transmitting herewith the attached Form 10-QSB.

Sincerely,

PRINTWARE, INC.

/s/ MARK G. EISENSCHENK

___________________________________________
Mark G. Eisenschenk, Chief Financial Officer

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

Commission file Number 000-20729

PRINTWARE, INC.
(Exact name of registrant as specified in its charter.)

Minnesota 41-1522267
(State or other jurisdiction of (I.R.S. Employer
incorporation or organization) Identification No.)

1270 Eagan Industrial Road, St. Paul, MN 55121
(Address of principal executive offices) (Zip Code)

(651) 456-1400

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant(1) has filed
all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.

YES [X] NO [ ]

Indicate the number of shares outstanding of each of the
issuer's classes of common stock, as of the latest practical date:

Common Stock, no Par Value--3,589,305 shares as of
May 20, 2002.

PRINTWARE, INC.

Notes To Condensed Financial Statements
March 31, 2002
(Unaudited)

1. FINANCIAL STATEMENT PRESENTATION

Readers of this quarterly report should refer to the audited financial statements of Printware, Inc. (the "Company") as of and for the year ended
December 31, 2001 which are included in the Company's 2001 Form 10-KSB, as certain footnote disclosures which would substantially duplicate those contained in such audited statements and have been omitted from this report.

On April 16, 2002, Company's shareholders approved and adopted a Plan of
Complete and Voluntary Liquidation and Dissolution of Printware, Inc.
Accordingly, the accompanying financial statements are presented utilizing the liquidation basis of accounting. The financial statements reflect the liquidation basis of accounting effective March 31, 2002 and include the following adjustments to the going concern based financial statements (000's):

Adjustments to Liquidation Basis

Select Comfort Corporation Securities

The Company's most significant asset, other than cash and cash equivalents, is its investment in Select Comfort Corporation (Nasdaq: SCSS) securities. The
Select Comfort Corporation securities have been reflected in the accompanying
Statement of Net Assets in Liquidation, based on the Black-Scholes valuation model, at a value of $8,117,000. The securities consist of a convertible debenture with a face amount of $1,500,000 bearing interest at 8% per annum and warrants to acquire 600,000 unregistered shares of Select Comfort Corporation common stock for $600,000 in cash or for an equivalent value of Select Comfort
Corporation common stock via cashless exercise of the warrants. After June 6,
2002, if Select Comfort Corporation common stock trades at or above $4.00 per share for a period of at least ten out of twenty consecutive trading days, the principal amount of the debenture will automatically convert into 1,500,000 shares of unregistered Select Comfort Corporation common stock. Both of these securities are carried at estimated net realizable value and are subject to significant fluctuations in value.

If a sufficient amount of Select Comfort Corporation securities held by others participate in initiating a demand registration of common stock issuable by
Select Comfort Corporation, the Company may be able to demand registration of the securities. There is no assurance, however, that the Select Comfort
Corporation shares which the Company would hold will be registered.

No income taxes have been accrued for relating to appreciation of the Select
Comfort Corporation securities during the three month period ended March 31,
2002. This is because if the investment is sold or distributed at its estimated net realizable value the Company intent would be to offset any taxable gain with available net operating loss carryforwards. Such tax loss carryforwards are currently not recognized in the condensed statements of net assets in liquidation. Depending on a variety of factors, however, sale or distribution of Select Comfort Corporation securities could cause the Company to incur income taxes on appreciation of the securities.

2. LIQUIDATION OF THE COMPANY

Key liquidation related activities in 2002 included the following:

Creditor Notifications
Pursuant to Minnesota statutes, the Company has published in legal newspapers its notice of intent to dissolve and mailed letters to its creditors for the purpose of identifying any unknown liabilities or claims. The deadline for creditors to submit claims to the Company is July 23, 2002.

Accrued Lease Obligation

In April 2002, the Company entered into an assignment and assumption agreement with Printware, LLC an unrelated entity whereby, in exchange for $350,000,
Printware, LLC agreed to assume all remaining financial and nonfinancial obligations relating to the Company's Eagan, Minnesota facility lease. As a result of this transaction, the Company reduced its accrued lease obligation to
$350,000. This resulted in recording an $89,000 favorable adjustment to the
Company's net assets in liquidation.

Sale of the Company's 10% Equity Interest in Printware, LLC

In April 2002, the Company sold its 10% equity interest in Printware, LLC for $55,556 to a third party which was equal to the carrying value of the investment. The transaction resulted in no gain or loss to the Company and had no impact on the amount of the Company's net assets in liquidation.

Sale of $750,000 Promissory Note Receivable

In April 2002, the Company, in connection with settling other outstanding matters with Printware, LLC, sold its $750,000 promissory note receivable to
Printware, LLC for $564,219. Accordingly, the promissory note has been reflected in the accompanying March 31, 2002 Condensed Statement of Net Assets
in Liquidation at its realizable value of $564,219 after discount of
$185,781. The transaction has been reflected in adjustments to liquidation basis in the accompanying Statement of Changes in Net Assets in Liquidation for
the three months ended March 31, 2002.

Sale of Quipp, Inc. Common Stock

In April and May 2002, the Company sold its remaining investment of 6,005 shares of Quipp, Inc. common stock for $82,992. A corresponding loss of approximately $65,000 has been recorded as an adjustment to liquidation basis in the accompanying Condensed Statement of Changes in Net Assets in Liquidation
for the three months ended March 31, 2002. The Company no longer holds any investment in that company.

Stock Option Exercises

During the three months ended March 31, 2002, certain employees exercised their stock options and purchased a total of 4,099 shares of Printware, Inc. common stock at prices ranging from $2.00 to $2.57 per share.

In April 2002 a nonemployee option holder exercised options to purchase 10,000 shares of Printware, Inc. common stock at prices ranging from $2.66 to $2.88 per share. Also in April 2002 directors and officers exercised options to purchase 273,000 shares of Printware, Inc. common stock at prices ranging from
$2.32 to $3.55 per share. The effect of these transactions has not been reflected in the net assets in liquidation as of March 31, 2002.

Securities Outstanding and Stock Options Available for Exercise

As of May 20, 2002, there were 3,589,305 shares of Printware, Inc. common stock outstanding. In addition, as of May 20, 2002 there were 40,000 options outstanding to purchase Printware, Inc. common stock at exercise prices ranging from $2.32 to $3.88 per share.

3. DISTRIBUTIONS

On May 7, 2002, the Company announced it would make a distribution of $2.00 per share in cash to shareholders of record as of April 16, 2002. The distribution is scheduled to occur on or about June 3, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION
AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

General

Certain statements in this quarterly report that are not historical in fact constitute "forward-looking statements" within the meaning of the Private
Securities Litigation Reform Act of 1995. These statements are based on our current expectations, estimates and projections. These statements are not a guaranty of future performance. Without limiting the foregoing, words such as
"believes," "intends," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements which are subject to a number of risks and uncertainties, including, among other things:

  General and specific investment risks, particularly in regard to the
  Company's holdings of Select Comfort Corporation securities;
  Income tax consequences;
  Resolution of known and unknown liabilities and claims;
  Inability to collect interest and principal on equipment leases receivable;
  Condition of the United States economy in general and its impact on operations and values in particular;
  Failure to sell our remaining assets on terms beneficial to the Company, if at all;
  Potential inadequacy of cash reserves to satisfy claims, contingencies and liquidation costs;
  Adverse consequences of a loss of Company officers;
  Failure or inability to comply with or effectuate the Plan of Complete and Voluntary Dissolution of Printware, Inc.

Actual results could differ materially from those projected in these forward-
looking statements.

On April 16, 2002, our shareholders adopted a Plan of Complete and Voluntary
Liquidation and Dissolution of Printware, Inc. (the "Plan") under which our
Company will be dissolved, the obligations of the Company will be paid, reserves will be made and the net assets will be distributed to our shareholders.

During the quarter ended March 31, 2002 and through the date of this report, the following liquidation-related transactions occurred:

Accrued Lease Obligation

In April 2002, the Company entered into an assignment and assumption agreement with Printware, LLC an unrelated entity whereby, in exchange for $350,000,
Printware, LLC agreed to assume all remaining financial and nonfinancial obligations relating to the Company's Eagan, Minnesota facility lease. As a result of this transaction, the Company reduced its accrued lease obligation to
$350,000. This resulted in recording an $89,000 favorable adjustment to the
Company's net assets in liquidation.

Sale of the Company's 10% Equity Interest in Printware, LLC

In April 2002, the Company sold its 10% equity interest in Printware, LLC for $55,556 to a third party which was equal to the carrying value of the investment. The transaction resulted in no gain or loss to the Company and had no impact on the amount of the Company's net assets in liquidation.

Sale of $750,000 Promissory Note Receivable

In April 2002, the Company, in connection with settling other outstanding matters with Printware, LLC, sold its $750,000 promissory note receivable to
Printware, LLC for $564,219. Accordingly, the promissory note has been reflected in the accompanying March 31, 2002 Condensed Statement of Net Assets
in Liquidation at its realizable value of $564,219 after discount of
$185,781. The transaction has been reflected in adjustments to liquidation basis in the accompanying Statement of Changes in Net Assets in Liquidation for
the three months ended March 31, 2002.

Sale of Quipp, Inc. Common Stock

In April and May 2002, the Company sold its remaining investment of 6,005 shares of Quipp, Inc. common stock for $82,992. A corresponding loss of approximately $65,000 has been recorded as an adjustment to liquidation basis in the accompanying Condensed Statement of Changes in Net Assets in Liquidation
for the three months ended March 31, 2002. The Company no longer holds any investment in that company.

RESULTS OF OPERATIONS

On April 16, 2002, our shareholders adopted a Plan of Complete and
Voluntary Liquidation and Dissolution under which the Company will be dissolved. As a result of the adoption of the Plan, the Company adopted the liquidation basis of accounting effective March 31, 2002. The Statement of
Changes in Net Assets in Liquidation differs from the Statement of Operations in that we have accrued for, as of March 31, 2002, all the estimated known liabilities associated with liquidating the Company in the Statement of Net
Assets in Liquidation, and have recorded all losses and all gains which are recognized when sales transactions or firm contracts provide competent evidential matter as to the net realizability of assets as of the date of the net assets in liquidation date which were settled after March 31, 2002 but before the filing of this Form-10-QSB.

For the three months ended March 31, 2002, our net assets in liquidation increased by approximately $3.3 million from approximately $12.1 million to approximately $15.4 million. This increase is partially the result of an operating loss of approximately $137,000 offset by interest earned on investments of $100,000 and an unrealized holding gain on Select Comfort
Corporation securities of $1.3 million. However, the Select Comfort
Corporation investment is highly volatile and could materially change in value at anytime until liquidation.

At March 31, 2002, our total assets were approximately $16.2 million, an increase of approximately $3.5 million from total assets at December 31, 2001 of approximately $12.7 million. Our liabilities totaled approximately
$800,000 at March 31, 2002, a decrease of approximately $200,000 from approximately $600,000 at December 31, 2001. At March 31, 2002, our net assets in liquidation were approximately $15.4 million, an increase of approximately
$3.3 million from approximately $12.1 million at December 31, 2001.

Cash and cash equivalents consist of cash and short-term investments. Our cash and cash equivalents balance increased by approximately $2.0 million to approximately $7.1 million at March 31, 2002 from approximately $5.1 million at December 31, 2001. The increase in total cash and cash equivalents was due primarily to collection of Whitebox Arbitrage investment of approximately
$2,100,000 in January, 2002.

PART II--OTHER INFORMATION
Item #6 Exhibits and Reports on Form 8-K

a. Exhibits

none

b. Reports on Form 8-K

Form 8-K filed January 16, 2002 announcing plan of liquidation.
On May 8, 2002, the Company filed form 8-K disclosing its intention to distribute $2.00 per share to shareholders of record on April 16,
2002.

PRINTWARE, INC.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRINTWARE, INC.
Registrant

Date: May 20, 2002 /s/ MARK G. EISENSCHENK

________________________
Mark G. Eisenschenk
CHIEF FINANCIAL OFFICER
(Principal Financial Officer)

Date: May 20, 2002 /s/ STANLEY GOLDBERG

________________________
Stanley Goldberg
PRESIDENT
& CHIEF EXECUTIVE OFFICER
(Principal Executive Officer)